Form 10-Q
period 2008-09-30
KORE NUTRITION, INC.
filed 2008-11-19
CIK 1444064

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d) of

The Securities Act of 1934

For the quarterly period ended September 30, 2008

Commission File Number 333-153243

KORE NUTRITION, INC.

(Exact name of registrant as specified in its charter)

Nevada                      ____________

(State of                     (IRS Employer

 Incorporation)             (ID Number)

200-736 Granville St., Vancouver, BC V6Z 1G3

Telephone:  604-685-6472

 (Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X

No  ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ] (Do not check if a smaller reporting company)	Smaller Reporting Company	[X]

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     X

No  ______

As of November 17, 2008, the registrant had 14,294,490 shares of common stock, $0.001 par value, issued and outstanding.

ITEM 1.  FINANCIAL STATEMENTS

KORE NUTRITION INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS

Current assets
Cash	$ 4,386	$ 22,737
Accounts receivable, net	198	2,229
Inventory	1,956	2,992
Total current assets	6,540	27,958

Total assets	$ 6,540	$ 27,958

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accrued salaries and expense reimbursement	$ 45,179	$ 88,919
Accounts payable and accrued liabilities	21,883	-
Loans from shareholders	4,002	-
Short term loan payable-related party	10,670	-
Total current liabilities	81,734	88,919

Total liabilities	81,734	88,919

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 50,000,000 shares authorized, 14,294,490, and 9,294,490 shares issued and outstanding as of September 30, 2008, December 31, 2007	14,295	9,295
Additional paid in capital	140,680	39,430
Deficit accumulated during the development stage	(230,169)	(109,686)
Total stockholders’ deficit	(75,194)	(60,961)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 6,540	$ 27,958

See accompanying  notes to financial statements.

KORE NUTRITION INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007	October 13, 2006 (Inception) through September 30, 2008

Revenues	$ 1,970	$ 3,615	$ 7,241	$ 3,615	$ 10,856

Cost of goods sold	1,724	2,852	6,271	2,852	9,123

Gross profit	246	763	970	763	1,733

General and administrative expenses:
Professional fees	24,689	3,416	59,038	3,800	66,123
Compensation	24,289	18,750	61,789	56,250	155,289
Product development costs	-	3,090	60	3,090	3,150
Other	247	110	566	3,722	7,340
Total general and administrative expenses	49,225	25,366	121,453	66,862	231,902

Net loss	$ (48,979)	$ (24,603)	$ (120,483)	$ (66,099)	$ (230,169)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Weighted average shares outstanding:
Basic and diluted	14,294,449	9,293,675	12,633,906	8,170,762

See accompanying notes to financial statements.

KORE NUTRITION INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30, 2008	Nine months ended September 30, 2007	October 13, 2006 (Inception) through September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (120,483)	$ (66,099)	$ (230,169)
Adjustments to reconcile net deficit to cash used by operating activities:
Stock issued for services	-	-	6,000
Change in non-cash working capital item related to operations
Accounts receivable	2,031	(3,615)	(198)
Accounts payable and accrued liabilities	21,883	-	21,883
Accrued salaries and expense reimbursements	62,510	56,250	151,429
Inventory	1,036	(1,423)	(1,956)
CASH FLOWS FROM OPERATING ACTIVITIES	(33,023)	(14,887)	(53,011)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	26,725	42,725
Proceeds from short term loan – related party	10,670	-	10,670
Proceeds from loans from shareholders	4,002	-	4,002
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	14,672	26,725	57,397

NET INCREASE (DECREASE) IN CASH	(18,351)	11,838	4,386
Cash, beginning of period	22,737	16,000	-
Cash, end of period	$ 4,386	$ 27,838	$ 4,386

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ - -	$ -
Income taxes paid	$ -	$ -	$ -
NON CASH TRANSACTIONS
Shares issued in settlement of debt	$ 106,250	$ -	$ 106,250

See accompanying summary of accounting policies and notes to financial statements.

KORE NUTRITION INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Kore Nutrition Incorporated (the “Company” or “Kore”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form S-1.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year December 31, 2007 as reported in Form S-1, have been omitted.

NOTE 2 - GOING CONCERN

Kore has recurring losses and has a deficit accumulated during the development stage of $230,169 as of September 30, 2008.  Kore's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Without realization of additional capital and achievement of profitable operations, Kore may be unlikely to continue as a going concern.  Kore's management plans on raising cash from public or private debt or equity financing, on an as needed basis.  Kore's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 3 – LOANS FROM SHAREHOLDERS

The amounts due to shareholders are unsecured, non-interest bearing and have no specified terms of repayment.

NOTE 4 – SHORT TERM LOAN-RELATED PARTY

The short term loan payable is unsecured and bears interest at 6% per annum and has no specified terms of repayment.

NOTE 5 – COMMON STOCK

In April 2008, Kore issued 5,000,000 shares of common stock to officers as settlement for unpaid salaries of $106,250.

NOTE 6 – RELATED PARTY TRANSACTIONS

In November 2006 the Company entered into two employment agreements with the directors of the Company.  The agreements expire in October 2008 but will continue on a month to month basis on the same terms.  The directors will be compensated $50,000 and $25,000 per year, respectively.  On April 30, 2008, Kore issued 5,000,000 shares of common stock to officers as settlement for unpaid salaries due under these agreements of $106,250 (salaries earned through March 2008).

Kore neither owns nor leases any real or personal property, and an officer has provided office services without charge.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 7 – COMMITMENTS

On January 18, 2008, the Company entered into a consulting agreement with AVRO Capital Resources, to complete its Form S-1 registration statement, obtain effectiveness of such registration statement and obtain a trading symbol with NASD for the Company for total consideration of $45,000, of which $25,000 was paid in 2008 upon signing the agreement, $10,000 to be paid upon completion of the draft Form S-1 filing, and the remaining $10,000 to be paid when the Company receives the first comment letter.  $35,000 of this amount has been paid as of September 30, 2008.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following plan of operation should be read in conjunction with our financial statements and the notes thereto included in our annual report for the year ended December 31, 2007 and filed with our registration statement on Form S-1.  Statements contained herein which are not historical facts are forward-looking statements, as that term is defined by the Private Securities Litigation Reform Act of 1995, including statements relating to our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

Results of Operations

We have generated revenues from operations of $10,856 since inception and have incurred $241,025 in expenses through September 30, 2008.

The following table provides selected financial data about our company for the quarter ended September 30, 2008.

                 Balance Sheet Data:

   9/30/08

                 Cash

$    4,386

                 Total assets

$    6,540

                 Total liabilities

$  81,734

                 Stockholders' deficit

$ (75,194)

Plan of Operation

THE FOLLOWING PLAN OF OPERATION SHOULD BE READ IN CONJUNCTION WITH THE SEPTEMBER 30, 2008 FINANCIAL STATEMENTS AND THE RELATED NOTES ELSEWHERE IN THIS REPORT.  THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS.  OUR ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS," "DESCRIPTION OF BUSINESS" AND ELSEWHERE IN THIS PROSPECTUS.

Over the next twelve months, we will focus its efforts on the development of the core product line during the first stage and start a retail trial in Vancouver, B.C.  Next is expansion across Canada and US.

Additional product development, research and development, and testing will be required for each product with the purpose of determining the production process and ingredients used so they are suitable for a larger mass retail market (packaged, extended shelf-life and then eventually a frozen line).

The nutrient analysis is being completed on the following fresh snack products:

Action:

Trialing Start Date:

1.

Zone Cheesecakes

April 2008 (Completed)

2.

WCP Breakfast                                                                     April 2008 (Completed)

3.

Banana Chocolate Zone Muffin                                           May l 2008 (Completed)

4.

Power Smoothies                                                                 May 2008 (Completed)

5.

Breakfast Cookie

June 2008

(Completed)

6.

Pumpkin Gingerbread

June 2008 (Completed)

7.

Healthy Heart Granola Bar                                                  June 2008 (Completed)

Pricing will be determined by product ingredient costing and the competitive pricing in each of the products respective market at launch

The Company has begun to develop its marketing and sales Plan as follows:

▪

Brand development completed

▪

Website development is in progress

▪

Design and product packaging

▪

Advertising and promotion

▪

Promotional relationships

Business Development

•

build relationships

•

secure contracts  (in progress)

Stage 1: primarily packaged grab and go goods

▪

boutique stores – health and wellness, local stores

▪

cafes/ popular coffee shops (include healthy desserts)

▪

food court kiosks (include healthy desserts)

▪

gyms (with juice bar/food facilities)

Stage 2:

▪

Small grocery store chains

▪

Convenience stores (7 eleven etc)

▪

Gas stations with nice food stores (Chevron etc)

Stage 3:

▪

Major supermarkets

▪

Distribution across country

We will start moving into the US market after we are settled into Stage 2 in the Canadian market.

Our general goal over the next year is to test market and improve the business model locally in the Greater Vancouver Area so that the company is poised for rapid expansion into new cities within this fast-developing new market segment.  This will involve test marketing numerous advertising/marketing campaigns and service options in a quest to find the most profitable formula for market entry and growth.  We will use Vancouver as an ongoing testing ground to evaluate new programs & services, special offers, and marketing campaigns designed to appeal to both the widest consumer audience.

Once we have successfully tested and determined our product line, we will expand our product distribution across Canada and the United States.

Following is an expected budget for 2008.

Kore Costs	May 2008 to Dec 2008

Project Element	Budget	Notes
Extraordinary Costs above
what is covered by revs/margins
Market Research -
Includes specific territory for	$ 3,000	additional to 07/early 08
mass retail and distribution channels

Human Resource Costs

Senior management -	$ 100,000
1) Management
2) Business Development
3) Product Development - PH 2
and testing inc recipe dev
4) oversee production & general ops
5) Investor and promotional
materials
6) SH/ Investor relations

Administrative
General	$ 15,000

Product development & testing
of Phase Two Products
Snacks and mini-meals with
extended shelf-life R & D	$ 75,000	Product and package testing (inc analysis)
Gov't regulation and labeling	$ 10,000	Process and approval

Packaging Inventory	$ 6,000	fresh

IT and Design
Website update & dev	$ 7,500	all new product line, shopping cart

Technical and office resource
(office, phone, IT)	$ 20,000

Sales & Marketing
Marketing campaign for fresh products	$ 40,000	development
Sales personnel	$ 25,000

General
Meals/ promotion	$ 5,000
Travel & Living	$ 7,500	sales and investor focus
Office (general paper, computer and	$ 3,500
ops costs)
Vehicle - sales & ops	$ 4,000

Accounting
Audited statements 2008	$ 8,000
Bookkeeping	$ 15,000

Annual filing - US and Canada	$ 4,000

Legals
trademark - admin & filing addl	$ 3,000
Annual filings - US and Canada	$ 1,000
Filings	$ 10,000

SUBTOTAL:	$ 362,500
CONTINGENCY OF 10%	$ 36,250

TOTAL FUNDS REQ'D	$ 398,750

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, Deanna Embury (our principal executive officer and principal financial officer) concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company,  and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Changes in Internal Control Over Financial Reporting.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

ITEM 6.   EXHIBITS

Exhibit

Number

Description

31

Rule 13a-14(a)/15d-14a(a) Certifications

32

Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 19, 2008

Kore Nutrition, Inc.

By:

/s/ Deanna Embury

Deanna Embury, President (Principal

Executive and Financial Officer)