Form 10-Q/A
period 2008-09-30
KORE NUTRITION, INC.
filed 2009-02-04
CIK 1444064

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

No    X

As of November 17, 2008, the registrant had 14,294,490 shares of common stock, $0.001 par value, issued and outstanding.

EXPLANATORY NOTE

On November 19, 2008, Kore Nutrition, Inc.. filed its quarterly report on Form 10-Q for the period ended September 30, 2008.  The Company is filing this amended 10Q/A solely for the purpose of correcting the disclosure on the cover pages identifying the Company as a shell company, as that term is defined in Rule 12b-2 of the Act.

In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications.

This Form 10-Q/A does not attempt to modify or update any other disclosures set forth in the Original Filing.  Additionally, this amended Form 10-Q/A speaks as of the filing date of the Original Filing and does not update or discuss any other Company developments subsequent to the date of the Original Filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 4, 2009

Kore Nutrition, Inc.

By:

/s/ Deanna Embury

Deanna Embury, President (Principal

Executive and Financial Officer)