Form 10-K
period 2008-12-31
KORE NUTRITION, INC.
filed 2009-04-15
CIK 1444064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 333-153243

Kore Nutrition, Inc.
(Exact name of registrant as specified in its charter)

NEVADA	N/A
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

Suite 200, 736 Granville Street Vancouver, BC V6Z 1G3 (Address of principal executive offices)

(604) 685 6472
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐       Accelerated filer ☐        Non-accelerated filer ☐     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐   No ☑

Aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant as of April 14, 2009: $59,889.80 (Non-affiliate holdings of 6,294,490 common shares without quotation price).

As of April 14, 2009 the registrant’s outstanding stock consisted of 14,294,490 common shares.

KORE NUTRITION, INC.

PART I

Item 1. Description of Business

Forward-looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", “the Company”, and "Kore Nutrition" mean Kore Nutrition, Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Overview

We are a for-profit Nevada Corporation formed on October 13, 2006, and registered as an extra-provincial corporation in the province of British Columbia, Canada on January 3, 2007.  We are a development stage company whose goal is to develop a brand and line of healthy packaged snacks.  Our business model focuses on developing niche snack products to cater to a broad spectrum of health conscious consumers.  We do not have any subsidiaries. Our principal office is located at 200-736, Granville St., Vancouver, BC V6Z 1G3. Our telephone number is (604) 662-3910.  Our fiscal year end is December 31.

We have incurred losses since our inception. We rely upon the sale of our securities and shareholder loans to fund our operations. We have generated limited revenues of $12,525 from the sale of products from October 13, 2006 (Date of Inception) through December 31, 2008.  To date, our sales have been derived from the re-sale of products produced by third parties, which we have undertaken to secure retail channels for the products that we intend to self-produce.

Our management has identified a growing market for natural, flavorful, healthful and convenient packaged snack food.  To access this market, we are developing ready to eat packaged snacks which we intend will meet or exceed the highest nutrition and quality standards for packaged snack products currently available to consumers.  We intend for our products to be available at convenience stores, fast food outlets, small to large retail grocery stores, and vending machines.
The key pillars of our business strategy to create customer loyalty are i) creating products of superior quality and taste;  ii) creating products that provide superior nutrition and health benefits to assist consumers in maintaining healthy, balanced eating habits; and iii) creating a recognizable and trusted brand name.

Business Developments

During our fiscal year ended December 31, 2008, the following developments occurred:

On January 18, 2008, we entered into a consulting agreement with AVRO Capital Resources whereby AVRO assisted us to complete the public listing of our company.  The services provided included assisting us to complete our registration statement on Form S-1 and to obtain our trading symbol.  In accordance with the agreement, we have paid $45,000 to AVRO in consideration of the services.

Our Products

We are developing ready to eat packaged snack foods and light meals which seek to meet or exceed the highest industry standards for taste and nutrition.  We intend for our products to meet the specifications of a 40-30-30 (carbohydrate/protein/fat) ingredient ratio, and to meet or exceed the requirements of popular “heart smart” or “healthy heart” type nutritional guidelines.

Our planned product line includes frozen and non-frozen smoothies and beverage mixes, frozen and non frozen baked products (waffles, loaves, cookies, bars), frozen and non-frozen veggie snacks, frozen parfait-type deserts and frozen light meals.

Our planned products will be made from high quality natural ingredients and with the minimum quantity of preservatives allowed by law.  The product line will be designed to target a very broad spectrum of consumers and to accommodate a range of individual consumer nutritional requirements with respect to protein content, vitamin content and energy content.

Preparation of our products will be outsourced to well-qualified producers in order to optimize production efficiency and to allow our management to focus on product development, sales and marketing.   We intend to design and use functional, environmentally responsible packaging for all products.

In fiscal 2008, we completed nutritional analysis on the following original products:

•	40-30-30 Cheesecakes
•	WPC (whey protein concentrate) Breakfast
•	Banana Chocolate 40-30-30 Muffin
•	Power Smoothies
•	Breakfast Cookie
•	Pumpkin Gingerbread
•	Healthy-Heart Granola Bar

Recipe development of our 40-30-30 Cheesecakes and Banana Chocolate 40-30-30 Muffin is complete and we intend to develop packaging for those products in fiscal 2009.  We also intend to continue recipe and packaging development of other selected products on an ongoing basis in fiscal 2009.

Marketing and Distribution

Once we have completed recipe and package development of our initial product line, we intend to initiate a retail trial of our products in Vancouver, British Columbia.  Based on the results of our trial, we will continue with additional product research and development as required and seek to expand our distribution across Canada and the United States.  In fiscal 2009, subject to our ability to raise sufficient capital, we intend to begin retail trial of our 40-30-30 Cheesecakes and our Banana Chocolate 40-30-30 Muffin.

We will focus our marketing efforts on the following three principal retailer categories:

•
Tier one: small specialty stores; cafes, delis and local convenience stores; regional and national coffee shop chains; cafeterias (located in corporate headquarters, hospitals, and schools etc); food courts; athletic and community organizations; and online retailers;

•	Tier two: specialized (gourmet) grocery stores; regional grocery store chains, regional and national chain convenience stores and gas stations; and

•	Tier three: large chain grocery stores and vending machines.

We do not anticipate requiring the services of outside distributors for our products during the early stages of our development; we intend to self-distribute during that time.  If our market share becomes large enough to require the services of outside distributors, we will seek to engage the services of regional and national level food and beverage distributors as necessary.

The nominal sales revenues that we have generated to date have been derived from the re-sale of products produced by third parties.  We have acted as a re-seller of these products in order to establish retail channels for our future products.

Competition

We are currently in the development stage and we have generated only nominal revenues. The pre-packaged food-product business is highly competitive.  Numerous brands and products compete for shelf space and sales, with competition based primarily on product quality, convenience, price, trade promotion, consumer promotion, brand recognition and loyalty, customer service, advertising and promotion and the ability to identify and satisfy emerging consumer preferences. We will compete with a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies.  Many of these competitors have multiple product lines, substantially greater financial and other resources available to them and may have lower fixed costs.  There is no assurance that we will be able to compete successfully with these companies.  If we establish a market share, competitive pressures or other factors could cause us to lose market share, which may require us to lower prices, increase marketing and advertising expenditures, or increase the use of discounting or promotional campaigns, each of which would adversely affect our margins and could result in a decrease in our operating results and profitability.

Production Costs

Our product production costs are subject to a number of factors outside of our control such as the cost of raw food ingredients, packaging, and labor.  The cost of the food ingredients we use are subject to fluctuations in price attributable to, among other things, changes in crop size and government-sponsored agricultural and livestock programs.  The cost of manufacturing our products is subject to fluctuations in labor costs and to fluctuations in the demand for the services of food manufacturers.  The sales prices to our customers are a delivered price.  Therefore, pending an increase in our selling price, we have to absorb higher prices for ingredients, packaging materials and freight.  Changes in these prices have a corresponding impact on the manufactured and delivered cost of finished products and, as a result, could impact our gross margins. Our ability to pass along cost increases to customers is dependent upon competitive conditions and pricing methodologies employed in the various markets in which we intend to compete.  If we are unable to pass along such cost increases, it could cause our operating results to be reduced.

Subsidiaries

As of December 31, 2008 and April, 2009 we do not have any subsidiaries.

Intellectual Property

We have not filed for trademark protection of our corporate name.  We own the copyright in the contents of our future website, which is currently under development.  Other than the foregoing, we do not have any material intellectual property assets.

Research and Development Expenditures

We have not spent any significant amounts on research and development activities since our inception. Our planned expenditures for our product research and development program are summarized under the section of this Annual Report entitled “Management Discussion and Analysis of Financial Condition and Results of Operations.”

Government Regulations

Our current and future operation and exploration activities are or will be subject to various laws and regulations in the United States, Canada and anywhere we may manufacture or distribute our products. These laws and regulations govern the protection of consumers, food and drug regulation, consumer packaging and labeling, taxes, labor standards, occupational health, work safety, and other matters relating to the production and sale of food products.  As we increase our operations, we will likely experience an increase in government oversight and associated compliances costs, and through April 14, 2009 we have not incurred any such costs.

We expect to be able to comply with those laws and do not believe that compliance will have a material adverse effect on our competitive position. We have obtained, and intend to obtain all licenses and permits required by all applicable regulatory agencies in connection with food production operations we carry out.  We intend to maintain standards of environmental compliance consistent with regulatory requirements. At this time, we do not anticipate any material capital expenditures to comply with various regulatory requirements.

Employees and Consultants

As of, December 31, 2008 and April 14, 2009 we had two part time employees.  Our President and Director, and our Secretary/Treasurer and Director work as part-time employees in the areas of management, product development, marketing and finance.  We currently engage independent contractors in the areas of accounting, legal, auditing services, investment banking and corporate development.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We neither own nor lease any real or personal property.  We have an executive office located at 200-736, Granville St., Vancouver, BC V6Z 1G3, which is provided to us free of charge by our President and Director.

Item 3. Legal Proceedings

We know of no pending or active material legal proceedings to which we are a party and we are not aware of any legal proceedings contemplated by any governmental authority against us.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on the OTC Bulletin Board under the trading symbol “KORE.OB”. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company's operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Our common stock became eligible for quotation on the OTC Bulletin Board on January 20, 2009.  From January 20, 2009 to April 14, 2009 our common stock has been quoted as an unpriced security; no bid or offer has been made for the purchase or sale of our common stock.

Holders

As of April 14, 2009, there were 37 holders of record of our common stock.

Dividends

Historically, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock for the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our future dividend policy will be subject to the discretion of our Board of Directors and will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board.

Equity Compensation Plans

As of December 31, 2008 and April 14, 2009 we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

All sales of our unregistered securities during the period from January 1, 2008 to December 31, 2008 have been previously reported.

Use of Proceeds from Sale of Registered Securities

We did not receive any proceeds from the sale of registered securities during the fiscal year ended December 31, 2008.

On September 9, 2008 the SEC declared effective our registration statement on Form S-1 filed on August 29, 2008 whereby we registered 3,294,490 shares of our common stock for resale by approximately 35 selling shareholders. This registration statement does not include a direct offering and we will not receive any proceeds from the sale of the shares thereby registered.

Item 6.  Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Safe Harbor

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, "could" "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Annual Report.

Results of Operations

Revenues

We have limited operational history. During the year ended December 31, 2008 we generated nominal revenues of $8,910 compared to our revenues of $3,615 for the same period in 2007. From our inception on October 13, 2006 to October 31, 2008 we generated nominal revenues of $12,525 revenues. As December 31, 2008 we had total assets of $3,631 and total liabilities of $109,293.  We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses:

From our inception on October 16, 2006 to December 31, 2008 we incurred total general and administrative expenses of $262,584, including $166,715 in employee compensation, and $95,869 in other general and administrative expenses.  Our non-specified general and administrative expenses include legal, accounting and auditing fees, bank and interest charges, and general office expenses.

During the fiscal year ended December 31, 2008 we incurred total general and administrative expenses of $152,315 which consisted of $73,215 in employee compensation, $78,920 in other general and administrative expenses. This compares to our total general and administrative expenses of $90,530 for the same period in 2007 which consisted of $75,000 in employee compensation and $15,530 in other general and administrative expenses.  The large increase in non-specified general and administrative expenses during fiscal 2008 is largely attributable to increased audit and legal costs associated with the preparation of our registration statement on Form S-1 and the quotation of our common stock on the OTC Bulletin Board.

Net Loss

During the fiscal year ended December 31, 2008 we incurred a net loss of $150,951 compared to our net loss of $89,767 for the same period in 2007.  From our inception on October 16, 2006 to December 31, 2008 we incurred a net loss of $260,637.  Our net loss was mostly funded by a combination of private placements and shareholder loans.

Liquidity and Capital Resources

As of December 31, 2008 we had $1,518 in cash, $3,631 in current assets, $109,293 in current liabilities and a working capital deficit of $105,662.  This compares to our $22,737 in cash, $27,958 in current assets, $88,919 in current liabilities and working capital deficit of $60,961 for the fiscal year ended December 31, 2007.

As of December 31, 2008 we had an accumulated deficit of $260,637 compared to $109,686 accumulated during the development stage as of December 31, 2007.
From our inception on October 16, 2006 to December 31, 2008 we spent $80,036 on operating activities including $60,048 spent during fiscal 2008 and $19,988 spent during fiscal 2007.  The increase in spending during fiscal 2008 results primarily from increased professional fees.

From our inception on October 30, 2006 to December 31, 2008 we received $81,554 from financing activities, including $38,829 received in fiscal 2008 and $26,725 received in fiscal 2007.

The decrease in cash for the year ended December 31, 2008 was $21,219 due to our operating and investing activities.

We expect that our total expenses will increase over the next year as we increase our business operations. We have not been able to reach the break-even point since our inception and have had to rely on outside capital resources. We do not anticipate making any significant revenues for the next year.

For the next 12 months we intend to:

•	Complete the development and launch of our website;

•	complete private and/or public financing to cover the cost of additional product research and development, food production coasts, and sales and marketing activities; and

Our planned operation and exploration expenditures over the next 12 months (Beginning January 1, 2009) are summarized as follows:

Description	Potential Completion Date	Estimated Expenses ($)
Product research and development	12 months	20,000
Product Manufacturing and Distribution	12 months	250,000
Develop and launch website	September, 2009	10,000
Market Research and Marketing Expense	12 months	60,000
Employee Compensation	12 months	100,000
Professional fees (legal, accounting and auditing fees)	12 months	90,000
General and administrative expenses	12 months	20,000
Total		550,000

Our general and administrative expenses for the year will consist primarily of transfer agent fees, investor relations expenses, bank and interest charges and general office expenses. The professional fees are related to our regulatory filings throughout the year and to our anticipated day to day commercial activities.

Based on our planned expenditures, we require additional funds of approximately $550,000 to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

We anticipate that we will incur substantial losses for the foreseeable future. Even if we carry out our planned business activities this does not guarantee that we will generate future sales or revenues.

Even though we plan to raise capital through equity or debt financing, we believe that the latter may not be a viable alternative for funding our operations as we do not have tangible assets to secure any such financing. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide any assurance that we will be able to raise sufficient funds from the sale of our common stock to finance our operations or planned exploration activities. In the absence of such financing, we will not be able to purchase non-operated working interests in existing wells or carry out exploration programs on any acquired properties. Even if we are successful in obtaining equity financing to fund our operations and exploration activities, there is no assurance that we will obtain the amount necessary to pursue the advanced exploration of any acquired properties following the completion of preliminary exploration. If we do not continue to obtain financing, we may be forced to abandon our business plan or our property interests.

We also hope to obtain additional financing as part of the merger or acquisition agreement that we are currently negotiating. However, there is no guarantee that we will enter into a definitive merger or acquisition agreement. If we successfully complete a merger or acquisition our capital requirements and business plans may change substantially.

Modifications to our current plans will be based on many factors, including the results of product research and development, the assessment of market research, food production costs, and the amount of available capital. Further, the extent to which we carry out our business plan is dependent upon the amount of financing available to us.

We may also consider entering into joint ventures or other strategic arrangements to provide the required funding to pursue our business plan. If we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in any revenues or future proprietary products to our joint venture partner(s). The assignment of this interest would be conditional upon the contribution of capital by the joint venture partner(s) to enable the advancement of our business activities. There is no assurance that any third party would enter into a joint venture agreement with us in order to fund our business.

We intend to raise the balance of our cash requirements for the next 12 months (approximately $550,000) from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer). If we are unsuccessful in raising enough money through future capital-raising efforts, we may review other financing possibilities such as bank loans. At this time we do not have a commitment from any broker-dealer to provide us with financing. There is no assurance that any financing will be available to us or if available, on terms that will be acceptable to us. We intend to negotiate with our management and consultants to pay parts of their salaries and fees with stock and stock options instead of cash.

Going Concern

We have generated only nominal revenues and are dependent upon obtaining outside financing to carry out our operations and pursue any product development, production or sales. If we are unable to raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail.

If our operations and cash flow improve, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or an improvement in our liquidity situation. The threat of our ability to continue as a going concern will cease to exist only when our revenues have reached a level able to sustain our business operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 1 of the notes to our financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Revenue Recognition and Accounts Receivable

Revenue for the Company is recognized when persuasive evidence of an arrangement exists, products are delivered, sales price is determinable, and collection is reasonably assured.  The Company currently does not allow for product returns.

The Company establishes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to accounts that are not collectible.  The Company maintains a bad debt reserve based on a variety of factors, including the age of the receivable, payment history, trends and financial condition of customers, macroeconomic conditions, and significant one-time events.

Foreign currency translation

Our financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

Off-Balance Sheet Arrangements

As of December 31, 2008, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

Our fiscal year end is December 31. Our audited financial statements as of December 31, 2008 follow.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Board of Directors
  Kore Nutrition Incorporated
  (A Development Stage Company)
  Vancouver BC, Canada

We have audited the accompanying balance sheets of Kore Nutrition Incorporated (“Kore”) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years ended December 31, 2008 and 2007, and for the period from October 13, 2006 (Inception) through December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kore Nutrition Incorporated as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years then ended, and for the period from October 13, 2006 (Inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2009 raise substantial doubt about its ability to continue as a going concern. The 2008 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP
Houston, Texas
April 10, 2009

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS

Current assets
Cash	$1,518	$22,737
Accounts receivable, net of allowance of $0	218	2,229
Inventory	1,895	2,992
Total current assets	3,631	27,958

Total assets	$3,631	$27,958

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accrued salaries and other expenses - related parties	$55,884	$88,919
Accounts payable and accrued liabilities	14,580	-
Short term related party loan	25,844	-
Loans from shareholders	12,985	-
Total current liabilities	109,293	88,919

Total liabilities	109,293	88,919
Commitments
STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 50,000,000 shares authorized, 14,294,490 and 9,294,490 issued and outstanding as of December 31, 2008 and 2007, respectively	14,295	9,295
Additional paid in capital	140,680	39,430
Deficit accumulated during the development stage	(260,637)	(109,686)
Total stockholders’ equity (deficit)	(105,662)	(60,961)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,631	$27,958

See accompanying summary of accounting policies and notes to financial statements.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Year ended December 31, 2008	Year ended December 31, 2007	October 13, 2006 (Inception) through December 31, 2008
Revenue:
Sales	$8,910	$3,615	$12,525

Cost of goods sold	7,726	2,852	10,578
Gross profit	1,184	763	1,947
General and administrative expenses:
General and administrative expense	78,920	15,530	95,869
Compensation	73,215	75,000	166,715
Total general and administrative expenses	152,315	90,530	262,584

Net loss	$(150,951)	$(89,767)	$(260,637)

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	12,627,823	8,816,862

See accompanying summary of accounting policies and notes to financial statements.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Period from October 13, 2006 (Inception) through December 31, 2008

	Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total
	Shares	Amount

Balance, October 13, 2006	-	$-	$-	$-	$-
Issuance of common stock for services to founders	6,000,000	6,000	-	-	6,000
Issuance of common stock for cash	1,600,000	1,600	14,400		16,000
Net loss	-	-	-	(19,919)	(19,919)
Balance, December 31, 2006	7,600,000	7,600	14,400	(19,919)	2,081
Issuance of common stock for cash	1,694,490	1,695	25,030	-	26,725
Net loss	-	-	-	(89,767)	(89,767)

Balance, December 31, 2007	9,294,490	9,295	39,430	(109,686)	(60,961)
Issuance of common stock in settlement of debt	5,000,000	5,000	101,250	-	106,250
Net loss	-	-	-	(150,951)	(150,951)

Balance, December 31, 2008	14,294,490	$14,295	$140,680	$(260,637)	$(105,662)

See accompanying summary of accounting policies and notes to financial statements.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2008	Year Ended December 31, 2007	October 13, 2006 (Inception) through December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(150,951)	$(89,767)	$(260,637)
Adjustments to reconcile net deficit to cash used by operating activities:
Stock issued for services	-	-	6,000
Change in non-cash working capital items related to operations
Accounts receivable	2,011	(2,229)	(218)
Accounts payable and accrued liabilities	14,580	-	14,580
Accrued salaries and other expense - related parties	73,215	75,000	162,134
Inventory	1,097	(2,992)	(1,895)
CASH USED BY OPERATING ACTIVITIES	(60,048)	(19,988)	(80,036)
CASH PROVIDED BY INVESTING ACTIVITIES	-	-	-

CASH FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	26,725	42,725
Proceeds from Short term related party loan	25,844	-	25,844
Loans from shareholders	12,985	-	12,985
CASH PROVIDED BY FINANCING ACTIVITIES	38,829	26,725	81,554

NET INCREASE (DECREASE) IN CASH	(21,219)	6,737	1,518
Cash, beginning of period	22,737	16,000	-
Cash, end of period	$1,518	$22,737	$1,518

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
NON CASH TRANSACTIONS
Shares issued in settlement of debt	$106,250	$-	$106,250

See accompanying summary of accounting policies and notes to financial statements.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Kore Nutrition Incorporated (“Kore”) was incorporated in Nevada on October 13, 2006.  Kore is a development stage company whose goal is to develop a brand and line of healthy packaged snacks.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet.  Actual results could differ from those estimates.

Basic and Diluted Loss Per Share

The Company computes loss per share which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants using the treasury method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Inventory

Inventory consists of finished goods held for resale and is recorded at the lower of cost or net realizable value.  Cost is determined on a first in-first out basis.

Revenue Recognition and Accounts Receivable

Revenue for the Company is recognized when persuasive evidence of an arrangement exists, products are delivered, sales price is determinable, and collection is reasonably assured.  The Company currently does not allow for product returns.

The Company establishes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to accounts that are not collectible.  The Company maintains a bad debt reserve based on a variety of factors, including the age of the receivable, payment history, trends and financial condition of customers, macroeconomic conditions, and significant one-time events.

Development Stage Company

The Company complies with Financial Accounting Standards Board Statement No. 7 “Accounting and Reporting by Development Stage Enterprises” in its characterization of the Company as a development stage enterprise.

Recent Accounting Pronouncements

Kore does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

NOTE 2 - GOING CONCERN

Kore has recurring losses and has a deficit accumulated during the development stage of $260,637 as of December 31, 2008.  Kore's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Without realization of additional capital and achievement of profitable operations there is substantial doubt concerning Kore’s ability to continue as a going concern.  Kore's management plans to raise cash from public or private debt or equity financing, on an as needed basis.  Kore's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 3 – INCOME TAXES

Kore follows Statement of Financial Accounting Standards Number 109 (SFAS 109), “Accounting for Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

	December 31, 2008	December 31, 2007
Current operations	$32,300	$30,600
Less: accrued expenses	19,000	-
Less: change in valuation allowance	(51,300)	(30,600)
Net refundable amount	$-	$-

The effective tax rate of 0% differs from the 34% statutory rate in 2008 and 2007 due to the change in the valuation allowance during each period.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2008	December 31, 2007
Deferred tax asset attributable to:
Net operating loss carryover	$69,600	$37,400
Less accrued expenses	19,000	-
Less valuation allowance	(88,600)	(37,400)
Net deferred tax asset	$-	$-

At December 31, 2008, Kore had an unused net operating loss carryover approximating $205,000  available to offset future taxable income; it expires beginning in 2027

NOTE 4 – LOANS FROM SHAREHOLDERS

The amounts due to shareholders are non-interest bearing and have no specified terms of repayment.

NOTE 5 – SHORT TERM LOAN-RELATED PARTY

The short term loan payable bears interest at 6% per annum and has no specified terms of repayment.

NOTE 6 – COMMON STOCK

At inception, Kore issued 6,000,000 shares of stock to its founding shareholder for services valued at $6,000.

During the period ended December 31, 2006, Kore issued 1,600,000 shares of stock for $16,000 cash.

During the year ended December 31, 2007, Kore issued 1,694,490 shares of stock for $26,725 cash.

In April 2008, Kore issued 5,000,000 shares of common stock to officers as settlement for unpaid salaries of $106,250.

NOTE 7 – RELATED PARTY TRANSACTIONS

The founding shareholder has agreed to advance Kore monies until an offering is completed.

In November 2006 the Company entered into two employment agreements with the directors of the Company.  The agreements expire in October 2008 but have been continued on a month to month basis at the same terms.  The directors will be compensated $50,000 and $25,000 per year, respectively. In April 30, 2008, Kore issued 5,000,000 shares of common stock to officers as settlement for unpaid salaries of $106,250 (salaries earned through March 2008), resulting in accrual of $55,884 as of December 31, 2008.Kore neither owns nor leases any real or personal property, an officer has provided office services without charge.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 8 – COMMITMENTS

On January 18, 2008, the Company entered into a consulting agreement with AVRO Capital Resources, to complete its Form S-1 registration statement, obtain effectiveness of such registration statement and obtain a trading symbol with NASD for the Company for total consideration of $45,000, which amount was paid as of December 31, 2008.

NOTE 9 – MAJOR CUSTOMER

The Company had gross sales of approximately $8,910 and $3,615 for years ended December 31, 2008 and 2007, respectively.  The Company had one customer that represented approximately 97% sales for the year ended December 31, 2008.  The Company had one customer that represented approximately 100% of gross sales for the year ended December 31, 2007.  One customer accounted for 100% of accounts receivable at December 31, 2007.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

The accounting firm of LBB & Associates Ltd., LLP, Certified Public Accountants, audited our financial statements for the years ended December 31, 2008 and December 31, 2007.  There have been no changes in or disagreements with our accounting firm on accounting and financial disclosure.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our President, (who is our Principal Executive and Financial Officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our President, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, the Principal Executive and Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting.  Under the supervision of our President, who is our Principal Executive and Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, we determined that there were control deficiencies that constituted material weaknesses, as described below.

1. We have no formal audit committee.

2. There is a risk of management override given that our senior officers have a high degree of involvement in our day to day operations.

3. There is no formal policy on fraud at this time.

Management is currently evaluating remediation plans for the above control deficiencies.

In light of the existence of these control deficiencies, we concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal control.

As a result, our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

LBB & Associates Ltd., LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2008.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Officers

Our bylaws allow the number of directors to be fixed by the Board of Directors. Our Board of Directors has fixed the number of directors at two.

Our current directors and officers are as follows:

Name	Age	Position
Deanna Embury	34	Director and President
Katherine Rodgers	34	Director, Secretary and Treasurer

Our current directors will serve as such until our next annual shareholder meeting or until their successors are appointed. Our current executive officers hold their positions at the will of our Board of Directors. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

Deanna Embury, President, Director

Deanna Embury has served as our President and Director since our inception on October 13, 2006.  Ms. Embury is also the co-founder and president of Licious Living, Inc. a private company with that retails and delivers healthy meals and snacks.  Founded in 2002, Licious Living has operations in Vancouver, British Columbia and Toronto, Ontario.  Ms. Embury brings over twelve years of business experience to Kore Nutrition.   She holds a Masters of Business Administration from the Edinburgh Business School and a Bachelor of Arts from the University of British Columbia.

Katherine Rodgers, Secretary, Treasurer, Director.

Katherine Rodgers has served as our secretary, treasurer and director since our inception on October 13, 2006.  Ms. Rodgers is also co-owner and manager of Licious Living, Inc. She holds a Bachelor of Commerce (Marketing, with Honors) from the University of Guelph and is a Certified Management Accountant in British Columbia.

Other than as disclosed above, our directors currently do not serve on the boards of other public companies.

Significant Employees

There are no individuals other than our executive officers who make a significant contribution to our business.

Family Relationships

There are no family relationships among our officers or directors.

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2008 were filed.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code. Companies whose equity securities are quoted on the OTC Bulletin Board are not currently required to implement a code of ethics.

Director Nominees

As of April 14, 2009 there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

We do not have a nominating committee. Our Board of Directors selects individuals to stand for election as members of the Board. Since the Board of Directors does not include a majority of independent directors, the decision of the Board as to director nominees is made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, not less than 90 days prior to the next annual meeting of the Board of Directors at which the slate of Board nominees is adopted, the Board will accept written submissions of proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of security holders. If the proposed nominee is not the same person as the stockholder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management's slate of director nominees submitted to security holders for election to the Board.

Among the factors that the Board considers when evaluating proposed nominees are their knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from any candidate prior to reaching a determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Audit Committee

The functions of the Audit Committee are currently carried out by our Board of Directors.  Our Board of Directors has determined that we do not presently need an audit committee financial expert on our Board of Directors carrying out the duties of the Audit Committee.  Our Board of Directors has determined that the cost of hiring a financial expert to act as one of our directors and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

Item 11. Executive Compensation.

The following Summary Compensation Table sets forth the total annual compensation paid or accrued by us to or for the account of the Principal Executive Officer (“PEO”) and our Principal Financial Officer (“PFO”). None of our other executive officers received compensation in excess of $100,000 during the fiscal year ended December 31, 2008.
Summary Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Katherine Rodgers Secretary, Treasurer, Director (1)	2008	25,000 (3)	0	(3)	0	0	0	0	25,000
	2007	25,000 (3)	0	0	0	0	0	0	25,000
	2006	4,166.66 (3)	0	1,000 (4)	0	0	0	0	5,166.66
Deanna Embury (2)	2008	50,000 (3)	0	(3)	0	0	0	0	50,000
	2007	50,000 (3)	0	0	0	0	0	0	50,000
	2006	8,333.33 (3)	0	5,000 (4)	0	0	0	0	13,333.33

(1)	Katherine Rodgers has been our Secretary, Treasurer and Director since October 13, 2006.

(2)	Deanna Embury has been our President and DIrector since October 13, 2006.

(3)
Effective November 1, 2006, we entered into employment agreements with Deanna Embury and Katherine Rodgers regarding their respective director and officer services.  Pursuant to the agreements, we agreed to compensate Ms. Rodgers and Ms. Embury at the rate of $25,000 and $50,000 per year, respectively. The agreements were to expire on October 31, 2008, but have been extended on a month to month basis on the same terms.  In accordance with the agreements, on April 30, 2008, we issued 3,000,000 shares of common stock to Ms. Embury and 2,000,000 common shares to Ms. Rodgers at the $0.02 per share in full settlement of unpaid salaries of $106,250 (salaries earned through March 2008), resulting in accrual of unpaid salaries to Ms. Embury and Ms. Rodgers of $55,884 as at December 31, 2008 we may be paid in either cash, stock or a combination thereof by mutual agreement of the parties.

(4)	On October 13, 2006 we issued 1,000,000 common shares to Ms. Rodgers and 5,000,000 to Ms. Embury at $0.001 per share in consideration for their services as founders of Kore Nutrition.

Employment Agreements

We entered into an employment agreement with Deanna Embury effective November 1, 2006, to provide us with research and development services.   Ms. Embury is to be compensated $50,000 per year during the term of the agreement.  Annual compensation may be deferred, at Ms. Embury’s discretion.  Deferred compensation may be paid by cash, common stock or a combination thereof as agreed upon by us and Ms. Embury.  The term of the Agreement was for an initial period of two years and continues on a month to month basis since November 1, 2008.

We entered into an employment agreement with Katherine Rodgers effective November 1, 2006, to provide us with research and development services.   Ms. Rodgers is to be compensated $25,000 per year during the term of the agreement.  Annual compensation may be deferred, at Ms. Roger’s discretion.  Deferred compensation may be paid by cash, common stock or a combination thereof as agreed upon by us and Ms. Rodgers.  The term of the Agreement was for an initial period of two years and continues on a month to month basis since November 1, 2008.

Ms. Rodgers and Ms. Embury each spend approximately 20% of their time on our business.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

We do not pay members of the Board of Directors any fees for attendance at the Board meetings or similar remuneration or reimburse them for any out-of-pocket expenses incurred by them in connection with our business.

Compensation Committee Report

Our Principal Executive and Financial Officer reviewed the Compensation Discussion and Analysis and the requirements pertaining to this item. She has determined that no disclosure is necessary as we have not adopted any compensation programs and we have approved that a statement to that effect be disclosed in this Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Neither we nor our wholly owned subsidiary have any compensation plans or individual compensation arrangements under which our securities are authorized for issuance to either employees or non-employees.

The following table sets forth the ownership, as of April 14, 2009, of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of April 14, 2009, there were 14,294,490 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Deanna Embury (1) 1721-938 Smithe Street Vancouver, British Columbia, V6Z 3H8 Canada	8,000,000	56% (4)
	Katherine Rodgers (2) 1136-701 Pacific Street Vancouver, British Columbia V6E 1T4 Canada	3,300,000 (3)	23% (4)
	All Executive Officers and Directors as a Group	11,300,000	79% (4)

1.	Deanna Embury is our President and Director.

2.	Katherine Rodgers is our Secretary, Treasurer and Director.

3.	Includes 3,000,000 shares held by Ms. Rodgers and 300,000 shares held by her spouse, Scott Simpson.

4.	Calculated based on issued and outstanding shares of 14,294,490 as of April 14, 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Effective November 1, 2006, we entered into employment agreements with Deanna Embury and Katherine Rodgers regarding their respective director and officer services.  Pursuant to the agreements, we agreed to compensate Ms. Rodgers and Ms. Embury at the rate of $25,000 and $50,000 per year, respectively. The agreements were to expire on October 31, 2008, but have been extended on a month to month basis on the same terms.  In accordance with the agreements, on April 30, 2008, we issued 3,000,000 shares of common stock to Ms. Embury and 2,000,000 common shares to Ms. Rodgers at the $0.02 per share in full settlement of unpaid salaries of $106,250 (salaries earned through March 2008), resulting in accrual of unpaid salaries to Ms. Embury and Ms. Rodgers of $55,884 as at December 31, 2008 we may be paid in either cash, stock or a combination thereof by mutual agreement of the parties.

Director Independence

The OTC Bulletin Board on which our common stock is quoted on does not have any director independence requirements. We also do not have a definition of independence as our sole director is also employed in management positions as an executive officer. Once we engage further directors and officers, we plan to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Item 14. Principal Accounting Fees and Services

Audit, Audit-Related and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, LBB & Associates Ltd., LLP, in connection with the audit of our financial statements for the years ended December 31, 2008 and 2007, and any other fees billed for services rendered by our auditors during these periods.

AUDIT, AUDIT-RELATED AND NON-AUDIT FEES
Description of Service	Fees (January 1, 2006 to December 31, 2007) ($)	Fees (January 1, 2007 to December 31, 2008) ($)
Audit fees	5,250	13,000
Audit-related fees	8,700	1,500
Tax fees	-	-
All other fees	-	-
Total	13,950	14,500

Audit Committee Approval

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended December 31, 2008

Part IV

Item 15.  Exhibits, Financial Statement Schedules

The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibits

Exhibit Number	Exhibit Description
10.1	Employment Agreement of Deanna Embury incorporated by reference as Exhibit 10.1 of our Registration Statement on Form S-1 filed on August 29, 2008
10.2	Employment Agreement of Katherine Rodgers incorporated by reference as Exhibit 10.2 of our Registration Statements on Form S-1 filed on August 29, 2008
31.1	Certification of the Principal Executive and Principal Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

KORE NUTRITION, INC.

Date: April 15, 2009	By:	/s/ Deanna Embury
Deanna Embury
President, Principal Executive Officer, Principal Financial Officer, Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Title

/s/ Deanna Embury Deanna Embury	President, Director, Principal Executive Officer, Principal Financial officer	April 15, 2009