Form 10-Q
period 2009-03-31
KORE NUTRITION, INC.
filed 2009-05-20
CIK 1444064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

 ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

Commission file number 333-153243

Kore Nutrition, Inc.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 200, 736 Granville Street
Vancouver, BC V6Z 1G3
(Address of principal executive offices)

(604) 685 6472
(Registrant’s telephone number, including area code)

_____________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 15, 2009 the registrant’s outstanding common stock consisted of 14,294,490 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited interim financial statements of Kore Nutrition, Inc. (the “Company”, “Kore”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Kore Nutrition, Inc.
(A Development Stage Company)
March 31, 2009
(Expressed in US dollars)
(unaudited)

KORE NUTRITION, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(unaudited)

	March 31, 2009 (unaudited)	December 31, 2008

ASSETS

Current assets
Cash	$-	$1,518
Accounts receivable, net of allowance of $0	218	218
Inventory	1,895	1,895
Total current assets	2,113	3,631

Total assets	$2,113	$3,631

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accrued salaries and expense reimbursement – related parties	$73,809	$55,884
Accounts payable and accrued liabilities	18,169	14,580
Short term related party loan	25,844	25,844
Loans from shareholders	16,985	12,985
Total current liabilities	134,807	109,293

Total liabilities	134,807	109,293

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 50,000,000 shares authorized, 14,294,490 issued and outstanding as of , March 31, 2009 and December 31, 2008	14,295	14,295
Additional paid in capital	140,680	140,680
Deficit accumulated during the development stage	(287,669)	(260,637)
Total stockholders’ deficit	(132,694)	(105,662)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,113	$3,631

See accompanying notes to financial statements

KORE NUTRITION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31, 2009	Three months ended March 31, 2008	October 13, 2006 (Inception) through March 31, 2009

Revenue:
Sales	$-	$3,805	$12,525

Cost of goods sold	-	3,280	10,578
Gross profit	-	525	1,947
General and administrative expenses:
General and administrative expense	9,107	25,254	104,976
Compensation	17,925	18,750	184,640
Total general and administrative expenses	27,032	44,004	289,616

Net loss	$(27,032)	$(43,479)	$(287,669)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	14,294,490	9,294,490

See accompanying notes to financial statements.

KORE NUTRITION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	October 13, 2006 (Inception) through March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,032)	$(43,479)	$(287,669)
Adjustments to reconcile net deficit to cash used by operating activities:
Stock issued for services	-	-	6,000
Change in non-cash working capital item related to operations
Accounts receivable	-	60	(218)
Accounts payable and accrued liabilities	3,589	109,848	18,169
Accrued salaries and expense reimbursements-related parties	17,925	(88,919)	180,059
Inventory	-	1,207	(1,895)
CASH FLOWS FROM OPERATING ACTIVITIES	(5,518)	(21,283)	(85,554)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	42,725
Short term related party loan	-	-	25,844
Loans from shareholders	4,000	4,002	16,985
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	4,000	4,002	85,554

NET INCREASE (DECREASE) IN CASH	(1,518)	(17,281)	-
Cash, beginning of period	1,518	22,737	-
Cash, end of period	$-	$5,456	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
NON CASH TRANSACTIONS
Shares issued in settlement of debt	$-	$-	$106,250

See accompanying notes to financial statements.

KORE NUTRITION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Kore Nutrition, Inc. (the “Company” or “Kore”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s  filing with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year December 31, 2008 as reported in Form 10-K, have been omitted.

NOTE 2 - GOING CONCERN

Kore has recurring losses and has a deficit accumulated during the development stage of $287,669 as of March 31, 2009.  Kore's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Without realization of additional capital and achievement of profitable operations, Kore may be unlikely to continue as a going concern.  Kore's management plans on raising cash from public or private debt or equity financing, on an as needed basis.  Kore's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 3 – LOANS FROM SHAREHOLDERS

The amounts due to shareholders are non-interest bearing and have no specified terms of repayment.

NOTE 4 – SHORT TERM LOAN-RELATED PARTY

The short term loan payable bears interest at 6% per annum and has no specified terms of repayment.

NOTE 5 – RELATED PARTY TRANSACTIONS

The founding shareholder has agreed to advance Kore monies until an offering is completed.

In November 2006 the Company entered into two employment agreements with the directors of the Company.  The agreements expire in October 2008 but will continue on a month to month basis on the same terms.  The directors will be compensated $50,000 and $25,000 per year, respectively.  On April 30, 2008, Kore issued 5,000,000 shares of common stock to officers as settlement for unpaid salaries of $106,250 (salaries earned through March 2008).

Kore neither owns nor leases any real or personal property, an officer has provided office services without charge.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.

Business Overview

Kore Nutrition, Inc. (“Kore”, “we” or “our”) is a for-profit Nevada Corporation formed on October 13, 2006, and registered as an extra-provincial corporation in the province of British Columbia, Canada on January 3, 2007.  We are a development stage company whose goal is to develop a brand and line of healthy packaged snacks.  Our business model focuses on developing niche snack products to cater to a broad spectrum of health conscious consumers.  We do not have any subsidiaries. Our principal office is located at 200-736, Granville St., Vancouver, BC V6Z 1G3. Our telephone number is (604) 662-3910.  Our fiscal year end is December 31.

Uncertainties

Our most advanced products are at the development stage and there is no assurance that any of our products will be commercially viable. To date, our only sales have been derived from the re-sale of products produced by third parties, which we have undertaken to secure retail channels for the products that we intend to self-produce and distribute.  However, we will require additional financing in order to pursue production and distribution of our products. We do not presently have sufficient financing to undertake production and distribution of our products and there is no assurance that we will be able to obtain the financing necessary to do so.  If we are successful in producing and distribution our products, there is no assurance that they will be successful in the marketplace or that we will we derive adequate revenues from their sale to offset or exceed our production and distribution costs.

Results of Operations

We have incurred losses since our inception. We rely upon the sale of our securities and shareholder loans to fund our operations. We have generated limited revenues of $12,525 from the sale of products from October 13, 2006 (Date of Inception) to March 31, 2009.  To date, our sales have been derived from the re-sale of products produced by third parties, which we have undertaken to secure retail channels for the products that we intend to self-produce.

For the three months ended March 31, 2009 we incurred a net loss of $27,032 compared to our net loss of $43,479 for the same period in 2008. Our net loss per share was $0.00 for the three months ended March 31, 2009 and $0.00 for the same period in 2008

Our total expenses for the three months ended March 31, 2009 were $27,032 and consisted of $9,107 in general and administrative expense and $17,925 in director compensation expense.  By comparison, our total expenses for the three months ended March 31, 2008 were $44,004 and consisted of $25,254 in general and administrative expense and $18,750 in director compensation expense.

From October 13, 2006 (Date of Inception) through March 31, 2009 we accumulated total expenses of $289,616 including $104,976 in general and administrative expense and $184,640 in director compensation.

Our other general and administrative expenses include professional fees, development costs, interest and bank charges, office expenses, motor vehicle expenses, utility fees, travel and entertainment expenses, and transfer agent and filing fees. Our professional fees are related to our regulatory filings throughout the year.

Liquidity and Capital Resources

As of March 31, 2009, we have cash of $0, receivables of $218 and inventory of $1,895 for total current assets of $2,113. Our total current liabilities are $134,807 and our working capital deficit is $132,694. Our accumulated deficit from October 13, 2006 (date of inception) to March 31, 2009 was $287,669.

Since our inception on October 13, 2006 to March 31, 2009, we have raised net proceeds of $42,725 from the sale of our common stock.

During the three months ended March 31, 2009, we used net cash of $5,518 in operating activities and received $4,000 from financing activities.  This compares to our net cash $21,283 used in operating activities and $4,002 received from financing activities for the same period in 2008.  We did not engage in any investing activities during either period.

From October 13, 2006 (Date of Inception) to March 31, 2009 we used net cash of $85,554 in operating activities, and received net cash of $85,554 from financing activities.

We estimate our planned expenses for the next year (from March 1, 2009) to be approximately $550,000, as summarized in the table below.

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

Our general and administrative expenses for the year will consist primarily of transfer agent fees, investor relations expenses, bank and interest charges and general office expenses.  Our professional fees will include accounting, audit and legal fees relating primarily to our regulatory filings and day to day commercial transactions.

As at March 31, 2009, we had no cash in the bank.  Based on our planned expenditures, we require additional funds of approximately $550,000 to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

We anticipate that we will incur substantial losses for the foreseeable future. Even if we carry out our planned business activities this does not guarantee that we will generate future sales or revenues.

Future Financings

We have nominal revenues, have achieved losses since inception, and rely upon the sale of our securities and related party loans to fund operations. We anticipate that we will incur substantial losses for the foreseeable future. Even if we carry out our planned business activities there is no guarantee that we will generate future sales or revenues.

We will require additional financing in order to proceed with our business plan. Although we plan to raise capital through equity or debt financing, debt financing may not prove to be a viable alternative for funding our operations as we do not have tangible assets against which to secure debts. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock.  However, we do not have any financing arranged and we cannot provide any assurance that we will be able to raise sufficient funds from the sale of our common stock to finance our operations or planned exploration activities. In the absence of such financing, we will not be able to purchase non-operated working interests in existing wells or carry out exploration programs on any acquired properties. Even if we are successful in obtaining equity financing to fund our operations and exploration activities, there is no assurance that we will obtain the amount necessary to pursue the advanced exploration of any acquired properties following the completion of preliminary exploration. If we do not continue to obtain financing, we may be forced to abandon our business plan or our property interests.

We also hope to obtain additional financing as part of a merger or acquisition agreement that we are currently negotiating. However, there is no guarantee that we will enter into a definitive merger or acquisition agreement. If we successfully complete a merger or acquisition our capital requirements and business plans may change substantially.

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

Product Research and Development

We anticipate spending approximately $20,000 in connection with product research and development activities during the next twelve months.  Our ability to pursue further research and development of our products is subject to obtaining additional financing.

Acquisition of Plant and Equipment and Other Assets

We do not anticipate the sale or acquisition of any material properties, plant or equipment during the next twelve months. Any acquisitions are subject to obtaining additional financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Audit Committee

The functions of the audit committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the audit committee. Our Board of Directors has determined that the cost of hiring a financial expert to act as a director of us and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on the audit committee.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROL AND PROCEDURES

Disclosure Controls

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the evaluation of these disclosure controls and procedures, and on the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the period ended December 31, 2008, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in internal control

We have not been able to implement any of the recommended changes to control over financial reporting listed in our Annual Report on Form 10-K for the year ended December 31, 2008.  As such, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us. None of our directors, officers or affiliates: (i) are a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings that have been threatened against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KORE NUTRITION, INC.

Date: May 20, 2009	By:	/s/ Deanna Embury
Deanna Embury
President, Principal Executive Officer, Principal Financial Officer, Director