Form 10-Q
period 2009-06-30
KORE NUTRITION, INC.
filed 2009-08-19
CIK 1444064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 17, 2009 the registrant’s outstanding common stock consisted of 14,294,490 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of Kore Nutrition, Inc. (the “Company”, “Kore”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Kore Nutrition, Inc.
(A Development Stage Company)
June 30, 2009
(unaudited)

KORE NUTRITION, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30, 2009
	(unaudited)	December 31, 2008

ASSETS

Current assets
Cash	$-	$1,518
Accounts receivable, net of allowance of $0	-	218
Inventory	1,895	1,895
Total current assets	1,895	3,631

Total assets	$1,895	$3,631

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable and accrued liabilities	19,246	14,580
Accrued salaries and expense reimbursement – related parties – Note 5	91,735	55,884
Short term related party loan- Note 4	25,626	25,844
Loans from shareholders-Note 3	27,811	12,985
Total current liabilities	164,418	109,293

Total liabilities	164,418	109,293

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 50,000,000 shares authorized, 14,294,490 issued and outstanding as of , June 30, 2009 and December 31, 2008	14,295	14,295
Additional paid in capital	140,680	140,680
Deficit accumulated during the development stage	(317,498)	(260,637)
Total stockholders’ deficit	(162,523)	(105,662)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,895	$3,631

See accompanying summary of accounting policies and notes to financial statements.

.
KORE NUTRITION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008	October 13, 2006 (Inception) through June 30, 2009
Revenue:
Sales	$-	$1,466	$-	$5,271	$12,525

Cost of goods sold	-	1,267	-	4,547	10,578
Gross profit	-	199	-	724	1,947
Operating expenses:
General and administrative expenses	11,904	9,474	21,011	34,728	116,880
Compensation	17,925	18,750	35,850	37,500	202,565
Total operating expenses	29,829	28,224	56,861	72,228	319,445

Net loss	$(29,829)	$(28,025)	$(56,861)	$(71,504)	$(317,498)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	14,294,490	12,646,138	14,294,490	11,794,490

See accompanying summary of accounting policies and notes to financial statements.

KORE NUTRITION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008		October 13, 2006 (Inception) through June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(56,861)		$(71,504)	$(317,498)
Adjustments to reconcile net loss to cash used by operating activities:
Stock issued for services		-		-	6,000
Change in non-cash working capital item related to operations
Accounts receivable		218		2,229	-
Accounts payable and accrued liabilities		4,666		8,674	19,246
Accrued salaries and expense reimbursements-related parties		35,851		37,500	197,985
Inventory		-		(688)	(1,895)
CASH FLOWS USED BY OPERATING ACTIVITIES		(16,126)		(23,789)	(96,162)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock		-		-	42,725
Short term related party loan		(218)		-	25,626
Loans from shareholders		14,826		4,002	27,811
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES		14,608		4,002	96,162

NET DECREASE IN CASH		(1,518)		(19,787)	-
Cash, beginning of period		1,518		22,737	-
Cash, end of period		$-		$2,950	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid		$-	$	- -	$-
Income taxes paid		$-		$-	$-
NON CASH TRANSACTIONS
Shares issued in settlement of debt	$			$106,250	$106,250

See accompanying summary of accounting policies and notes to financial statements.

KORE NUTRITION, INC.
A DEVELOPMENT STAGE COMPANY)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
June 30, 2009
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

NOTE 2 - GOING CONCERN

Kore has recurring losses and has a deficit accumulated during the development stage of $317,498 as of June 30, 2009.  Kore's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Without realization of additional capital and achievement of profitable operations, Kore may be unlikely to continue as a going concern.  Kore's management plans on raising cash from public or private debt or equity financing, on an as needed basis.  Kore's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

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

Uncertainties

Our most advanced products are at the development stage and there is no assurance that any of our products will be commercially viable. To date, our only sales have been derived from the re-sale of products produced by third parties, which we have undertaken to secure retail channels for the products that we intend to self-produce and distribute.  However, we will require additional financing in order to pursue production and distribution of our products. We do not presently have sufficient financing to undertake production and distribution of our products and there is no assurance that we will be able to obtain the financing necessary to do so.  If we are successful in producing and distributing our products, there is no assurance that they will be successful in the marketplace or that we will we derive adequate revenues from their sale to offset or exceed our production and distribution costs.

Results of Operations

We have incurred losses since our inception. We rely upon the sale of our securities and shareholder loans to fund our operations. We have generated limited revenues of $12,525 from the sale of products from October 13, 2006 (Date of Inception) to June 30, 2009.  To date, our sales have been derived from the re-sale of products produced by third parties, which we have undertaken to secure retail channels for the products that we intend to self-produce.  .

For the three months ended June 30, 2009 we incurred a net loss of $29,829 compared to our net loss of $28,025 for the same period in 2008. Our net loss per share was $0.00 for the three months ended June 30, 2009 and $0.00 for the same period in 2008

For the six months ended June 30, 2009 we incurred a net loss of $56,861 compared to our net loss of $71,504 for the same period in 2008.  Our net loss per share was $0.00 for the six months ended June 30, 2009 and $0.01 for the same period in 2008.

Our total expenses for the three months ended June 30, 2009 were $29,829 and consisted of $11,904 in general and administrative expense and $17,925 in director compensation expense.  By comparison, our total expenses for the three months ended June 30, 2008 were $28,224 and consisted of $9,474 in general and administrative expense and $18,750 in director compensation expense.

Our total expenses for the six months ended June 30, 2009 were $56,861 and consisted of $21,011 in general and administrative expense and $35,850 in director compensation expense.  By comparison, our total expenses for the six months ended June 30, 2008 were $72,228 and consisted of $34,728 in general and administrative expense and $37,500 in director compensation expense.

From October 13, 2006 (Date of Inception) through June 30, 2009 we accumulated total expenses of $317,498 including $116,880 in general and administrative expense and $202,565 in director compensation.

Our other general and administrative expenses include professional fees, interest and bank charges, filing fees, and general office expense. Our professional fees are related to our regulatory filings throughout the year.

Liquidity and Capital Resources

As of June 30, 2009 we have no cash, no receivables, and inventory of $1,895 for total current assets of $1,895. Our total current liabilities are $164,418 and our working capital deficit is $162,523. Our accumulated deficit from October 13, 2006 (date of inception) to June 30, 2009 was $317,498.

Since our inception on October 13, 2006 to June 30, 2009 we have raised net proceeds of $42,725 from the sale of our common stock.

During the six months ended June 30, 2009, we used net cash of $16,126 in operating activities and received $14,608 from financing activities.  This compares to our net cash of $23,789 used in operating activities and $4,002 received from financing activities for the same period in 2008.  We did not engage in any investing activities during either period.

From October 13, 2006 (Date of Inception) to June 30, 2009 we used net cash of $96,162 in operating activities, $0 in investing activities, and received net cash of $96,162 from financing activities.

We estimate our planned expenses for the next year (from July 1, 2009) to be approximately $550,000, as summarized in the table below.

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

Our general and administrative expenses for the year will consist primarily of transfer agent fees, investor relations expenses, bank and interest charges, and general office expenses.  Our professional fees will include accounting, audit and legal fees relating primarily to our regulatory filings and day to day commercial transactions.

As at June 30, 2009, we had no cash in the bank.  Based on our planned expenditures, we require additional funds of approximately $550,000 to proceed with our business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.
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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit	Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KORE NUTRITION, INC.

Date: August 19, 2009	By:	/s/ Deanna Embury
Deanna Embury
President, Principal Executive Officer, Principal Financial Officer, Director