Form 10-Q
period 2009-09-30
KORE NUTRITION, INC.
filed 2009-11-23
CIK 1444064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number: 333-153243

Kore Nutrition Incorporated
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 200, 736 Granville Street
Vancouver, British Columbia, Canada V6Z 1G3
(Address of principal executive offices)

(604) 685-6472
(Registrant’s telephone number, including area code)

__________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐  Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 16, 2009 the registrant’s outstanding common stock consisted of 14,294,490 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited interim financial statements of Kore Nutrition Incorporated (the “Company”, “we”, “our”, “us”) follow. All currency references in this report are to U.S. dollars unless otherwise noted.

Kore Nutrition Incorporated
(A Development Stage Company)
September 30, 2009
(unaudited)

Index
Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Notes to the Financial Statements	F–4

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30, 2009 (unaudited)	December 31, 2008
ASSETS

Current assets
Cash	$134	$1,518
Accounts receivable, net of allowance of $0	-	218
Inventory	1,244	1,895
Total current assets	1,378	3,631

Total assets	$1,378	$3,631

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accrued salaries and expense reimbursement – related parties	$91,275	$55,884
Accounts payable and accrued liabilities	20,993	14,580
Short term related party loan	25,626	25,844
Loans from shareholders	39,245	12,985
Total current liabilities	177,139	109,293

Total liabilities	177,139	109,293

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value, 50,000,000 shares authorized, 14,294,490 issued and outstanding as of , September 30, 2009 and December 31, 2008, respectively	14,295	14,295
Additional paid in capital	140,680	140,680
Deficit accumulated during the development stage	(330,736)	(260,637)
Total stockholders’ deficit	(175,761)	(105,662)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,378	$3,631

See accompanying notes to financial statements.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008	October 13, 2006 (Inception) through September 30, 2009
Revenue:
Sales	$-	$1,970	$-	$7,241	$12,525

Cost of goods sold	-	1,724	-	6,271	10,578
Gross profit	-	246	-	970	1,947
Operating expenses:
General and administrative expenses	13,238	49,225	70,099	121,453	332,683
Total operating expenses	13,238	49,225	70,099	121,453	332,683

Net loss	$(13,238)	$(48,979)	$(70,099)	$(120,483)	$(330,736)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	14,294,490	14,294,449	14,294,490	12,633,906

See accompanying notes to financial statements.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	October 13, 2006 (Inception) through September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(70,099)	$(120,483)	$(330,736)
Adjustments to reconcile net deficit to cash used by operating activities:
Stock issued for services	-	-	6,000
Change in current assets and liabilities:
Accounts receivable	218	2,031	-
Accounts payable and accrued liabilities	6,413	21,883	20,993
Accrued salaries and expense reimbursements-related parties	35,391	62,510	197,525
Inventory	651	1,036	(1,244)
CASH FLOWS USED IN OPERATING ACTIVITIES	(27,426)	(33,023)	(107,462)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	42,725
Short term related party loan	(218)	10,670	25,626
Loans from shareholders	26,260	4,002	39,245
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	26,042	14,672	107,596

NET INCREASE (DECREASE) IN CASH	(1,384)	(18,351)	134
Cash, beginning of period	1,518	22,737	-
Cash, end of period	$134	$4,386	$134

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
NON CASH TRANSACTIONS
Shares issued in settlement of debt	$-	$106,250	$106,250

See accompanying summary of accounting policies and notes to financial statements.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2009
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Kore Nutrition Incorporated. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent filing on Form 10-K with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements of the Company for the most recent fiscal year ended December 31, 2008, as reported on Form 10-K, have been omitted.

The Company has evaluated subsequent events for recognition of disclosure through the date these financial statements were widely available to be issued, November 19, 2009.

NOTE 2 – GOING CONCERN

The Company has recurring losses and has a deficit accumulated during the development stage of $330,736 as of September 30, 2009.  The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Without realization of additional capital and achievement of profitable operations, the Company may be unlikely to continue as a going concern.  The Company’s management plans on raising cash from public or private debt or equity financing, on an as needed basis.  The Company’s ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 3 – LOANS FROM SHAREHOLDERS

The amounts due to shareholders are non-interest bearing, unsecured and have no specified terms of repayment.
NOTE 4 – SHORT TERM LOAN-RELATED PARTY

The short term loan payable bears interest at 6% per annum, is unsecured, and has no specified terms of repayment.
NOTE 5 – RELATED PARTY TRANSACTIONS

The founding shareholder has agreed to advance the Company monies until an offering is completed.

In November 2006 the Company entered into two employment agreements with the directors of the Company.  The agreements expired in October 2008 but have continued on a month to month basis on the same terms.  The directors will be compensated $50,000 and $25,000 per year, respectively.  On April 30, 2008, the Company issued 5,000,000 shares of common stock to officers as settlement for unpaid salaries of $106,250 (salaries earned through March 2008).  For the quarter ended September 30, 2009, the Company did not accrue compensation to the two directors.

The Company neither owns nor leases any real or personal property, as an officer has provided office services without charge.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

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

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. Except as required by applicable law, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are expressed in U.S. dollars and are prepared in accordance with generally accepted accounting principles in the United States. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

Business Overview

We are a for-profit Nevada corporation formed on October 13, 2006, and registered as an extra-provincial corporation in the province of British Columbia, Canada on January 3, 2007. We are a development stage company whose goal is to develop a brand and line of healthy packaged snacks. Our business model focuses on developing niche snack products to cater to a broad spectrum of health-conscious consumers.  We do not have any subsidiaries. Our principal office is located at Suite 200, 736 Granville Street, Vancouver, British Columbia, Canada V6Z 1G3. Our telephone number is (604) 662-3910. Our fiscal year end is December 31.

Uncertainties

Our most advanced products are at the development stage and there is no assurance that any of our products will be commercially viable. To date, our only sales have been derived from the re-sale of products produced by third parties that we have undertaken to secure retail channels for the products that we intend to self-produce and distribute. However, we will require additional financing in order to pursue the production and distribution of our products. We do not presently have sufficient financing to undertake the production and distribution of our products and there is no assurance that we will be able to obtain the financing necessary to do so. If we are successful in producing and distributing our products, there is no assurance that they will be successful in the marketplace or that we will we derive adequate revenues from their sale to offset or exceed our production and distribution costs.

Results of Operations

We have incurred losses since our inception and we rely upon the sale of our securities and loand from related parties and shareholders to fund our operations. We have generated limited revenues of $12,525 from the sale of products from our inception on October 13, 2006 to September 30, 2009, all of which have been derived from the re-sale of products produced by third parties that we have undertaken to secure retail channels for the products that we intend to self-produce and distribute.

For the three months ended September 30, 2009 we incurred a net loss of $13,238, compared to a net loss of $48,979 for the same period in 2008. We did not experience any net loss per share for the three months ended September 30, 2009, nor did we experience any net loss per share during the same period in 2008.

For the nine months ended September 30, 2009 we incurred a net loss of $70,099, compared to a net loss of $120,483 for the same period in 2008. We did not experience any net loss per share for the nine months ended September 30, 2009, however our net loss per share was $0.01 for the same period in 2008.

We incurred total expenses of $13,238 for the three months ended September 30, 2009, all of which were general and administrative expenses. By comparison, we incurred total expenses of $49,225 for the same period in 2008, all of which were general and administrative expenses.

We incurred total expenses of $70,099 for the nine months ended September 30, 2009, all of which were general and administrative expenses. By comparison, we incurred total expenses of $121,453 for the same period 2008, all of which were general and administrative expenses.

From our inception on October 13, 2006 to September 30, 2009 we incurred total expenses of $332,683, all of which were general and administrative expenses.

Our general and administrative expenses include director compensation expenses, professional fees, bank and interest charges, filing fees, and general office expenses. Our professional fees are related to our regulatory filings throughout the year.

Liquidity and Capital Resources

As of September 30, 2009 we had $134 in cash, $1,244 in inventory and total assets of $1,378. As of the same date we had total liabilities of $177,139 and a working capital deficit of $175,761. Our accumulated deficit from our inception on October 13, 2006 to September 30, 2009 was $330,736.

During the nine months ended September 30, 2009, we spent net cash of $27,426 on operating activities and received net cash of $26,042 from financing activities. By comparison, we spent net cash $33,023 on operating activities and received net cash of $14,672 from financing activities during the same period in 2008. We did not engage in any investing activities during either period.

From our inception on October 13, 2006 to September 30, 2009 we spent net cash of $107,462 on operating activities and received net cash of $107,596 from financing activities. We have not engaged in any investing activities since our inception.

We estimate our planned expenses for the next 12 months (beginning November 2009) to be approximately $550,000, as summarized in the table below:

Description	Potential Completion Date	Estimated Expenses ($)
Product research and development	12 months	20,000
Product manufacturing and distribution	12 months	250,000
Develop and launch website	January 2010	10,000
Market research and marketing expenses	12 months	60,000
Employee compensation	12 months	100,000
Professional fees (legal, accounting and auditing fees)	12 months	90,000
General and administrative expenses	12 months	20,000
Total		550,000

Our general and administrative expenses for the year will consist primarily of transfer agent fees, investor relations expenses, bank and interest charges and general office expenses. Our professional fees will include accounting, audit and legal fees relating primarily to our regulatory filings and day to day commercial transactions.

Based on our planned expenditures, we require additional funds of approximately $550,000 to proceed with our current business plan over the next 12 months. If we secure less than the full amount of financing that we require, we will not be able to carry out our complete business plan and we will be forced to proceed with a scaled back business plan based on our available financial resources.

Future Financings

We have generated limited revenues, have achieved losses since inception, and rely upon the sale of our securities and loans from related parties and shareholders to fund our operations. We anticipate that we will incur substantial losses for the foreseeable future. Even if we carry out our planned business activities there is no guarantee that we will generate future sales or revenues.

We will require additional financing in order to proceed with our business plan. Although we plan to raise capital through equity or debt financing, debt financing may not prove to be a viable alternative for funding our operations as we do not have tangible assets against which to secure debts. We therefore anticipate that any additional funding we receive will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide any assurance that we will be able to raise sufficient funds from the sale of our common stock to finance our operations. If we do not continue to obtain financing, we may be forced to abandon our business plan.

We also hope to obtain additional financing as part of a merger or acquisition that we are currently in the process of negotiating. However, there is no guarantee that we will enter into a definitive merger or acquisition agreement. If we successfully complete a merger or acquisition our capital requirements and business plan may change substantially.

Modifications to our current plans could also be based on many other factors, including the results of product research and development, production costs and the assessment of market research. Further, the extent to which we carry out our business plan will be dependent upon the amount of financing available to us.

We may also consider entering into joint ventures or other strategic arrangements to provide the required funding to pursue our business plan. If we enter into a joint venture arrangement, we would likely have to assign a percentage of our interest in any revenues or future products to our joint venture partner(s). The assignment of this interest would be conditional upon the contribution of capital by the joint venture partner(s) to enable our business activities to progress. There is no assurance that any third party would enter into a joint venture agreement with us in order to fund our business.

Product Research and Development

We anticipate that we will spend approximately $20,000 in connection with product research and development over the next 12 months. Our ability to pursue further research and development activities regarding our products is subject to obtaining additional financing.

Acquisition of Plant and Equipment and Other Assets

We do not anticipate selling or acquiring any material properties, plants or equipment during the next 12 months. Any acquisitions we may undertake are subject to obtaining additional financing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROL AND PROCEDURES

Disclosure Controls

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act")) designed to provide reasonable assurance that the information required to be reported in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to Securities and Exchange Commission rules and forms, including controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

At the end of the period covered by this quarterly report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, and on the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2008, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control

We have not been able to implement any of the recommended changes to our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2008. As such, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any legal proceedings to which we are a party or of which our property is the subject. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 23, 2009	KORE NUTRITION, INC.

	By:	/s/ Deanna Embury
Deanna Embury
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Director