Form 10-K
period 2009-12-31
KORE NUTRITION, INC.
filed 2010-04-15
CIK 1444064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 333-153243

KORE NUTRITION INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2505 Anthem Village, Suite E-460,
Henderson, Nevada	89052
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 702.505.9797

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [X]    No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ]    No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes [   ]    No [   ]
(Not currently applicable to the Registrant)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,515,465.40 based on a price of $0.05 per share multiplied by 30,309,308 shares held by non-affiliates as of March 30, 2010. There were no trades of the common shares of the issuer on the OTC Bulletin Board until March 22, 2010. As a result, aggregate market value has been determined by the issue price per share of the last private placement of the issuer completed prior to June 30, 2009, being the last business day of the registrant’s most recently completed second fiscal quarter, whereby common shares were issued at $0.05 per share in June, 2007.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [   ]    No [   ] N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
63,596,432(1) shares of common stock as of April 6, 2010.

(1) This number assumes the issuance of 32,167,124 shares to the shareholders of Go All In, Inc. and 1,000,000 shares to Venturex Global Investment Corp. We are obligated to issue 2,000,000 shares pursuant to a private placement that we completed on March 31, 2010; 200,000 shares pursuant to the conversion of a convertible note on March 31, 2010; and 3,257,876 shares to the shareholders of Go All In, Inc. as the balance of the shares exchanged under the share exchange agreement. Assuming the issuance of those shares, we would have 69,054,308 shares of our common stock issued and outstanding. (see Item 201 – Completion of Acquisition of Assets on our Form 8-K filed on April 6, 2010)

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

EXPLANATORY NOTE

As previously reported in our Current Report on Form 8-K filed on April 6, 2010, we completed a share exchange transaction with Go All In, Inc. (“All In”), a private corporation, and the shareholders of All In that resulted in All In becoming a wholly-owned subsidiary of our company and our company’s primary operating business as of March 31, 2010. The closing of the share exchange transaction resulted in a change of control of our company. The share exchange transaction was accounted for as a reverse acquisition and, as a result, our company’s (the legal acquirer) consolidated financial statements will, in substance, be those of All In (the accounting acquirer), with the assets and liabilities, and revenues and expenses, of our company being included effective from the date of the closing of the share exchange transaction. However, the share exchange transaction was not completed until March 31, 2010, after the end of our company’s most recent fiscal year on December 31, 2009. Thus, we were required to file this Annual Report on Form 10-K for our business activities prior to the closing of the share exchange transaction and as of December 31, 2009. Although this Annual Report on Form 10-K includes descriptions of the share exchange transaction and the business of the combined entity after the closing of the share exchange agreement, the financial statements and information included in connection therewith are only those of our company, the legal acquirer, prior to the closing of the share exchange transaction and as of December 31, 2009.

PART I

Forward-Looking Statements.

This annual report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, including the risks in the section entitled “Risk Factors” commencing on page 9, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: a continued downturn in international economic conditions; any adverse occurrence with respect to the development or marketing of our drink products; any adverse occurrence with respect to any of our licensing agreements; our ability to successfully bring products to market; product development or other initiatives by our competitors; fluctuations in the availability and cost of materials required to produce our products; any adverse occurrence with respect to distribution of our products; potential negative financial impact from claims, lawsuits and other legal proceedings or challenges; and other factors beyond our control.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this annual report, the terms “we”, “us” “our” and “Kore” mean Kore Nutrition Incorporated and our wholly-owned subsidiary, All In. Unless otherwise stated, “$” refers to United States dollars.

ITEM 1. BUSINESS

General Development of the Business

Our principal executive offices are located at 2505 Anthem Village, Suite E-460, Henderson, NV 89052, and our telephone number is 702.505.9797. Our common stock is quoted on the OTC Bulletin Board under the symbol “KORE”.

We were incorporated under the laws of the State of Nevada on October 13, 2006, and registered as an extra-provincial corporation in the province of British Columbia, Canada on January 3, 2007. Our business model was initially to develop niche snack products to cater to a broad spectrum of health conscious consumers. However, as we were not successful at developing a product line prior to the entry into the share exchange agreement and had no source of revenue from our business plan, we determined to seek out a new business opportunity to increase value for our shareholders.

On February 16, 2010, we filed a Certificate of Amendment with the Secretary of State of the State of Nevada, amending our articles of incorporation by increasing our authorized capital to 200,000,000, of which 150,000,000 shares are common stock with a par value of $0.001 and 50,000,000 shares are preferred stock with a par value of $0.001 per share. The Board of Directors is authorized to prescribe the series and the number of shares of each series of preferred stock and the voting powers, designations, preferences, limitations, restrictions, relative rights or other variations of the shares of each class or series within each class of the preferred stock.

Effective March 4, 2010, we declared a 9.2 for 1 forward split, payable by way of a stock dividend whereby we issued an additional 8.2 shares for each share outstanding to stockholders of record as of February 25, 2010.

On February 26, 2010, we entered into a share exchange agreement with All In. The closing of the agreement occurred on March 31, 2010. Pursuant to the terms of the agreement, we agreed to acquire all of the issued and outstanding common shares of All In from the shareholders of All In in exchange for the issuance by us to the shareholders of All In of an aggregate of 35,425,000 shares of our common stock, on a pro rata basis, of which 30,687,124 shares of common stock were issued effective March 31, 2010. Assuming the issuance of 35,425,000 shares to the shareholders of Go All In, Inc. and 1,000,000 shares to Venturex Global Investment Corp, the former shareholders of All In own approximately 53.0% of our issued and outstanding common shares. As a result of the closing of the share exchange agreement, All In became a wholly-owned subsidiary of our company.

In connection with the closing of the agreement, Deanna Embury and Katherine Rodgers agreed to return an aggregate of 101,080,000 restricted shares of our common stock to treasury for cancellation in exchange for the aggregate payment by our company to Deanna Embury and Katherine Rodgers of $40,000.

Description of Business Subsequent to the Acquisition of All In

Overview

As of the closing of the share exchange agreement, we are engaged in the business of developing, producing, and selling non-alcoholic beverages. Specifically, we have developed and are currently selling bottled water and three energy drinks. Production, storage, and shipping of our products have been contracted out to independent beverage production companies, known as co-packers, which produce our products to our specifications. We intend to expand our production, sales and distribution capacity in the next twelve months.

We associate our products with professional poker, and sports endurance events overall, by securing the endorsements of professional poker players, sponsoring poker tournaments, and hosting our own branded poker tournament. We intend to continue this strategy of brand association with professional poker.

Principal Products

Our current products include bottled water and three different flavors of energy drinks: citrus, grape and root beer. Our products are classified as non-alcoholic ready-to-drink beverages and are classified as “New Age” or “Alternative Beverages”. New Age beverages are distinguishable from mainstream carbonated soft drinks in that they tend to contain less sugar, less carbonation, and natural ingredients. As a general rule, three criteria have been established for such a classification: (1) relatively new introduction to the marketplace; (2) a perception by consumers that consumption is healthier than mainstream carbonated soft drinks; and (3) the use of natural ingredients and flavors in the products.

Energy Drinks

Our energy drinks are labeled “ALL IN ENERGY DRINK”. They are specially formulated with adaptogenic herbs, vitamins and amino acids, which we purport collectively provide sustainable energy, a sharpened sense of focus, and support for the immune system. Herbs such as astralagus, schidandra, Panax Ginseng, and Panax Quinquefolium are used in our proprietary blend to support the immune system. A high-content of vitamins and amino acid ingredients, such as Vitamin C, Niacin, Vitamin B6, Folic Acid, Vitamin B12 and Pantothenic Acid, are included. We believe these ingredients assist with sharpening focus and increasing energy. Our energy drinks are specifically formulated as low calorie, low sodium beverages that contain zero carbohydrates and zero sugar to deliver a consistent level of energy. These qualities are intended to attract the attention of both male and female consumers.

We have sought to differentiate our energy drinks by developing flavors that appeal to consumers, as well as developing formulas that we believe are healthier than competing products. We have sought to appeal to the health conscious consumer by including vitamins and adaptogenic herbs and avoiding the high sugar levels and high carbohydrate contents of competing products.

Water

Our purified water is labeled as “ALL IN PURIFIED WATER”. Our purified water goes through an extensive 12-step purification process. First, high levels of dissolved solids, present in most waters, are filtered out through a multi-step process. The water is then re-mineralized with a specific blend of minerals, which we believe may boost cell regeneration through heightened hydration.

Manufacturing

The manufacture of energy beverages and fortified water is a science that requires specialized equipment, highly trained personnel and intensive quality control oversight. We have identified qualified co-packers in core markets of current (and future) distribution, who, under the scrutiny of our quality control personnel, manufacture our products to our specifications and high quality standards. These co-packers will be employed until such time as volumes justify self-manufacturing. At that time, we intend to build our own facilities for manufacturing.

We have been working with Beverage Science of Delaware to manufacture our energy drinks at their Southern California production and bottling facility. They have significant experience in successfully developing, manufacturing and bottling energy drinks.

We have similarly been working with Fitness Water, Inc., a specialty water bottler based in Southern California, to provide high-quality bottled water, created to our specifications and branded specifically for us. Both Beverage Science and Fitness Water engage in product runs upon request, which allows us to meet demand and balance our inventory requirements throughout the year.

We are currently negotiating with both Beverage Science and Fitness Water on contract terms that we expect to be completed in the very near future.

Sales and Marketing

Our goal is for our products to become leading beverages in the beverage marketplace, initially in the United States, and later in certain international markets. In order to achieve our goal, we intend to increase awareness of our products with both retailers, as wholesale customers, and beverage drinkers, as end-users. We hope to accomplish this by increasing our sponsorships, capitalizing on our celebrity endorsements, and building our poker tournaments, and sports endurance presence worldwide.

Initially, we have pursued a strategy of associating our products with professional poker. To this end, we have sponsored the World Series of Poker, obtained endorsements from a number of professional poker players, and hosted our own poker tournament. We intend to increase and capitalize on these efforts in the coming year as described below.

We have secured, and will continue to seek, endorsements for our products from celebrities, particularly those in the world of professional poker, thereby taking advantage of public relations opportunities often available to such individuals. By securing, widely publicizing and advertising celebrity endorsements, we hope to create consumer awareness of, and demand for, our products. We hope to avoid high endorsement fees by offering a percentage of sales revenue in return for the celebrity’s endorsement. We have taken advantage of the demonstrated ability of celebrities to generate public relations and promotional brand marketing activity at a low cost. We intend to promote our products by using public relations activities across numerous media platforms to generate a high level of brand awareness and consumer interest.

Our marketing and pricing policies have taken into consideration competitors’ prices and our perception of what a consumer is willing to pay for a particular brand and product in the retail environment. Our goal has been to competitively price our products with the other comparable premium brands and provide a higher quality product at the selected price points. We believe our celebrity endorsement strategy supports premium pricing.

We will build on our identity in the sport of poker, and intend to secure distribution of our products in gambling establishments throughout the United States. Distribution will be achieved through wine and spirit distributors and/or specialty food distributors, or through merchandising at hotels, including in-room in mini bars, at gift shops, at restaurants and bars, at swimming pools and work out rooms, and on the gaming floors.

Utilizing the same distribution system, products will be sold in supermarkets, drug stores, convenience stores and in mass merchandisers. Retail pricing will be maintained at parity pricing with competition, supporting the retailer’s demand for a 40% margin off promotion and a 30% margin on promotion. We anticipate that our products will be promoted in store for two one week periods per quarter and we will reduce the cost of goods with a 15% promotional allowance to drive volume and gain trial and visibility. In years one and two, we intend to focus our market penetration strategy on the western United States. For this segment, and then in year three, we anticipate that our market penetration will expand into the southwest markets of Texas and Louisiana where gambling is a pastime.

Through food service distributors, we believe products will be sold into colleges and universities as these consumers have a penchant for energy drinks to sustain their study and social habits.

We intend to expand the Internet sale of products through bulletin board advertising links, and the provision of offers for branded apparel to consumers. We intend to secure advertising space on websites, which will be tagged with our “All In” brand.

We do not currently employ any direct sales personnel. In the short term, we intend to continue to use the talents and services of our management and contractors to sell our products. Later, we plan to form an independent network of contract sales associates managed by company regional managers, a promotional support team, and several market segment specialists who will be paid on a commission basis. In any event, we currently do not intend to hire sales personnel for at least the next twelve months, unless our revenues are enough to absorb the cost of these personnel.

Brand Tie-In with Poker

The majority of poker players in the United States are males ages 21-35. This overlaps significantly with the demographic profile of energy drink consumers. It is also estimated that there are 10 million serious internet poker players (those playing 5+ hrs per week). With the increased accessibility to poker through websites and increased popularity through media coverage, poker has grown into a multi-billion dollar industry. Poker events, such as the World Series of Poker (“WSOP”), have gained recognition and coverage through major television networks including ESPN, NBC, and GSN. As a result, poker has become a form of entertainment as well as a mainstream game for gamblers. We have thus determined to focus our marketing efforts on poker players.

Endorsements

In the past, we have received informal endorsements from popular professional poker players. Currently, ten-time WSOP champion Johnny Chan, a founding partner of our company, is our main ambassador and has committed to drink our products at all tournaments and appearances as well as wear All In Energy logo branded apparel; and make personal appearances for autographs, signatures, and photographs. We also have relationships with other well-known poker professionals. Building these relationships sets our products apart as the drinks of choice for professional poker players. While we do not have existing written agreements for endorsements, we intend to acquire written endorsement agreements in the future.

World Series of Poker Sponsorship

The WSOP is the largest set of poker tournaments in the world. It is held annually in Las Vegas and, since 2007, has consisted of 55 events. As an official sponsor of the WSOP, in both 2008 and 2009, we enjoyed the following exposure opportunities for our brand and products:

  All In Energy Drink logo on WSOP table felts;

  All In Energy Drink dealer flags were used during the main event;

  All In Energy Drink products were the only water or energy drinks served on the WSOP playing floor and our water and energy drinks were automatically stocked on drink trays to ensure availability; and

  All In Energy Drinks and All In Purified Water were pre-set on tables at the start of each day’s play to reinforce our connection to the WSOP.

All In Energy Invitational Poker Tournament

In July 2008, we held the first All In Energy Invitational Poker Tournament (“AIPT”). We did not hold a tournament in 2009 and have no plans to hold one in 2010. The AIPT was designed as an incentive for poker players and energy drink consumers to purchase our products as well as an opportunity to increase exposure of our brand. In 2008, we conducted a customer appreciation contest that awarded free entry to the AIPT to the top 1,000 purchasers of our products through our website. A separate sweepstakes contest randomly selected 200 winners from customers and mail-in entrants. The 1,200 winners competed against each other for a cash prize. We may decide to host similar tournament in the future.

Distribution Methods

We currently have two main avenues for the sale and distribution of our products: our internet website and various retail locations. Retail customers can navigate to our website, www.allinenergy.com, and purchase our products directly from us. We charge the customer’s credit card and the products are shipped directly to the customer. Alternatively, retail customers will be able to obtain our products through traditional retail outlets. Our objective is to sell through retailers such as grocery stores and supermarkets; convenience stores and gas stations; food service operations, such as restaurants and night clubs; cruise ship operators; hotels; and other locations.

All of our products are shipped from Beverage Science and Fitness Water to the fulfillment house, United Fulfillment Solutions (“UFS”), and UFS is responsible for all order fulfillment, distributing our products to retail locations as well as directly to customers. We intend to continually review our shipping and distribution needs in light of regulatory compliance and logistical requirements and may add or change distributors based on those needs. In the event that our relationship with any of our distributors deteriorates, we believe we could replace the distributor with another of comparable quality. However, this would disrupt our business until a replacement distributor is identified and a contract is signed. Thus, maintaining a positive, cooperative relationship with our initial distributor is important to our success.

As is customary in the industry, we will be expected to arrange for our production and shipping needs sufficiently in advance of anticipated requirements. Accordingly, we will work closely with our distributor to anticipate demand for our products. We hope to create a sufficient standing inventory with UFS to eliminate the possibility of unmet demand for our products. Other than minimum case volume requirements per production run, we do not anticipate any minimum production requirements.

Materials

Substantially all of the raw materials used in the production, bottling, and packaging of our products are purchased by Beverage Science and Fitness Water in accordance with our specifications. The raw materials used in the preparation and packaging of our products are purchased from suppliers selected by us or in concert with Beverage Science and Fitness Water. These raw materials are available through a variety of suppliers. Thus, we believe that we are not dependent upon a single supplier, but will have adequate sources of raw materials, which will be available from multiple suppliers.

Competition

The beverage industry is highly competitive. We face significant competition in the business of developing and producing bottled water and energy drinks. We compete with a number of established national and regional beverage producers and private label suppliers. Our non-alcoholic beverage competitors include companies such as Aquafina; Dasani; Arrowhead Water; Red Bull; Rockstar; and Hansen. These companies enjoy brand recognition which exceeds that of our brand name. We compete with several producers who have significantly greater financial, managerial, distribution, advertising, and marketing resources than we do. We compete for product ideas, shelf space, and market share. We believe that our success will depend upon our ability to remain competitive in this field. The failure to compete successfully for market share and for resources could have a material adverse effect on our business.

We believe it is both costly and difficult for large companies to create new brands. As a result, we believe opportunities exist for smaller companies to develop high-quality, high-margin brands, which can grow to be very attractive acquisition candidates for larger companies.

We compete primarily on the basis of quality, brand name recognition, and price. We believe that our success will depend upon our ability to remain competitive in our product areas. Our failure to compete successfully in the future could result in a material deterioration of customer loyalty and our image and could have a material adverse effect on our business.

Intellectual Property

We have filed a trademark application for “All In” and intend to file for a number of trademarks in the United States, including “All In Energy Drink.” In addition, we will seek to have trademark protection in the United States for a number of other trademarks for slogans and product designs.

We intend to aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including product design, product research and concepts and recognized trademarks. These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

While there can be no assurance that registered trademarks will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights could result in a substantial cost to, and diversion of effort by, our company, management believes that the protection of our intellectual property rights will be a key component of our operating strategy.

Governmental Regulations

The production and marketing of our licensed and proprietary non-alcoholic beverages are subject to the rules and regulations of various federal, provincial, state and local health agencies, including the United States Food and Drug Administration (“FDA”) and the United States Alcohol and Tobacco Tax and Trade Bureau (“TTB”). The FDA and TTB also regulate labeling of our products. From time to time, we may receive notification of various technical labeling or ingredient reviews with respect to our products. We believe that we have a compliance program in place to ensure compliance with production, marketing and labeling regulations on a going-forward basis. We are also subject to the laws and regulations applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. There are no regulatory notifications or actions currently outstanding. We intend to ensure regulatory compliance and retain a regulatory law firm to oversee our submissions to various agencies.

Bottled Water

Bottled water is regulated by the FDA, which requires bottled water to comply with bottled water specific standards and regulations relating to food products in general. In addition to bottled water’s rigorous FDA regulations, many times, bottled water is subject to further state standards and other requirements set by trade associations such as the American Beverage Association or the International Bottled Water Association. In addition, the FDA’s standards apply to both domestic and imported brands, no matter where they are produced and sold.

In the United States, specific definitions and meanings (“standards of identity”) apply to the most common types of bottled water. Bottled water manufacturers must ensure that their products meet the FDA’s established standard of identity for bottled water products.

Nutritional information required on water bottle labels varies from region to region and country to country. In the United States, the only labeling required is the traditional “nutrition” label, which has almost no relevant information for water. The FDA requires that suppliers use an “approved source,” which the FDA defines as:

a source of water...that has been inspected and the water sampled, analyzed, and found to be of a safe and sanitary quality according to applicable laws and regulations of state and local government agencies having jurisdiction.

In the United States, tap water is regulated by the stringent United States Environmental Protection Agency, while bottled water is not held to these requirements.

In addition, bottled water must be sealed in safe, sanitary containers, which may be made from plastic or glass. Plastics and all other materials used for contact with foods or beverages must be approved by the FDA to help ensure their safety.

Compliance with Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws. We rely on contractors to comply with applicable environmental laws in the production of our products.

Employees

We have no employees other than our president, chief executive officer and secretary. Our operations are overseen directly by management that engages a number of contract employees to carry on our business. Our management oversees all responsibilities in the areas of corporate administration, business development, and research. We intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus. Our management’s relationships with manufacturers, distillers, development/research companies, bottling concerns, and certain retail customers will provide the foundation through which we expect to grow our business in the future. We believe that the skill-set of our management team will be a primary asset in the development of our brands and trademarks. We also plan to form an independent network of contract sales and regional managers, a promotional support team, and several market segment specialists who will be paid on a variable basis.

ITEM 1A. RISK FACTORS

RISK FACTORS

Risks Related To Our Business

We have been the subject of a going concern opinion by our independent auditors who have expressed substantial doubt as to our ability to continue as a going concern.

Our Independent Registered Public Accounting Firm has added an explanatory paragraph to their audit report issued in connection with our financial statements which states that our recurring losses from operations and the need to raise additional financing in order to execute our business plan raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital requirements. If we are unable to generate profits and unable to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

Because we have a limited operating history, our ability to fully and successfully develop our business is unknown.

We have only recently begun producing and distributing energy drinks and bottled water, and do not have a significant operating history with which investors can evaluate our business. Our ability to successfully develop and market our products and organize poker tournaments, and to realize consistent, meaningful revenues and profit has not been established and cannot be assured.

For us to achieve success, our products must receive broad market acceptance by consumers. Without this market acceptance, we will not be able to generate sufficient revenue to continue our business operation. In addition, we believe that the acceptance and success of our product by poker players and at poker tournaments is integral to the success of our products. Poker players and poker tournaments are our primary marketing tool for the sale of our products. If our products are not widely accepted by the market, our business may fail.

Because we rely heavily on our manufacturers and distributors, our ability to successfully conduct business operations is dependent upon their ability to remain operational.

We have arrangements with Beverage Science to develop, produce, and can our energy drinks, and with Fitness Water to produce and bottle our water product. We also have an arrangement with United Fulfillment Solutions whereby it distributes all of our products both nationally and internationally. However, we have not entered into formal agreements with any of these third-party contractors, although we rely heavily on these third-party contractors to supply and distribute our products. Should one or more of them cease operations, dispute our arrangement with them, file for bankruptcy, unilaterally change the terms or pricing of our arrangement, or terminate their relationship with us, we may have significant difficulty replacing them in a timely manner or at all. Our business operations and name brand would likely suffer, and our financial condition could be materially adversely affected.

Changes in the non-alcoholic beverages business environment could impact our financial results.

The non-alcoholic beverages business environment is rapidly evolving as a result of, among other things, changes in consumer preferences, including changes based on health and nutrition considerations and obesity concerns; shifting consumer tastes and needs; changes in consumer lifestyles; and competitive product and pricing pressures. If we are unable to successfully adapt to this rapidly changing environment, our business could be negatively affected.

If energy drinks, bottled water, or poker experience a decline in popularity, our financial condition may materially suffer.

Currently, both energy drinks and poker are enjoying a great deal of popularity. Our strategy has been to capitalize on the popularity of these markets by utilizing poker as a marketing vehicle to sell our products. The bulk of our marketing efforts have focused and will continue to focus on sponsoring and/or hosting poker tournaments, obtaining poker celebrity endorsements, and branding our products with poker. If poker should suffer a decline in popularity, the return on our marketing efforts will be significantly less than we have anticipated. Similarly, if energy drinks, or bottled water in general, decline in popularity with consumers, particularly with our target market, our sales will likely decline. In either event, our financial condition will be materially adversely affected.

Unfavorable general economic conditions in the United States or in other major markets could negatively impact our financial performance.

Unfavorable general economic conditions, such as a recession or economic slowdown in the United States or in one or more of our other major markets, could negatively affect the affordability of, and consumer demand for, some of our beverages. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products or by shifting away from our beverages to lower-priced products offered by other companies. Softer consumer demand for our beverages in the United States or in other major markets may negatively affect our financial performance.

If we are not able to successfully and profitably organize and host a poker tournament, our business may fail.

Although we are not intending to host a poker tournament this year, we have previously generated product sales through the bidding process as poker players purchase products through our website, hoping to win a seat in our tournament. If we decide to host another porker tournament, we may not generate enough revenue in sales to cover the prize money and other costs of the tournament and, as a result, our financial condition would be significantly negatively impacted. Further, we may announce that we are hosting a poker tournament but be unable to host the tournament for various reasons, including not being able to find a suitable venue or not having the resources required to host such a tournament. If we are unable to host an announced tournament, we may have to refund our customers for any products they have purchased and we may be sued for failing to host the tournament. The net effect of such events would likely be the loss of value of our brand name and the failure of our business.

If we are not able to acquire or develop, and successfully integrate additional products in the future, our growth strategy will be negatively impacted.

We intend to grow our business primarily through the development of our products as well as acquisitions of other brands. If we have the working capital necessary to do so, we expect to acquire additional brands in the future. There can be no assurance that we will be able to develop or acquire additional products or assimilate all of the products we do develop or acquire into our business or product mix. Acquisitions can be accompanied by risks such as potential exposure to unknown liabilities relating to the acquired product or business. We may enter into joint ventures, which may also carry risks of liability to third parties.

Because we compete in an industry characterized by rapid changes in consumer preferences, our ability to continue developing new products to satisfy our consumers’ changing preferences will determine our long-term success.

Our short-term market distribution and penetration will be limited as compared with the potential market and so our initial views as to customer acceptance of a particular brand can be erroneous, and there can be no assurance that true market acceptance will ultimately be achieved. In addition, customer preferences are also affected by factors other than taste. If we do not adjust to and respond to these and other changes in customer preferences, our sales may be adversely affected.

If our business is unsuccessful, our shareholders may lose their entire investment.

Although shareholders will not be bound by or be personally liable for our expenses, liabilities or obligations beyond their total original capital contributions, should we suffer a deficiency in funds with which to meet our obligations, the shareholders as a whole may lose their entire investment in our company.

Our board of directors may change our operating policies and strategies without prior notice or stockholder approval and such changes could harm our business and results of operations and the value of our stock.

Our board of directors has the authority to modify or waive certain of our current operating policies and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. However, such changes could have a material adverse effect on our financial position or otherwise.

Because executive management is free to devote time to other ventures, shareholders may not agree with their allocation of time.

Our executive officers and directors will devote only that portion of their time, which, in their judgment and experience, is reasonably required for the management and operation of our business. Management may have conflicts of interest in allocating management time, services and functions among us and any present and future ventures which are or may be organized by our officers or directors and/or their affiliates. Management will not be required to direct us as their sole and exclusive function, and they may have other business interests and engage in other activities in addition to those relating to us. This includes rendering advice or services of any kind to other investors and creating or managing other businesses.

Changes in laws and regulations relating to beverage containers and packaging could increase our costs and reduce demand for our products.

We and our bottlers currently offer non-refillable, recyclable containers in the United States. Legal requirements have been enacted in various jurisdictions in the United States and overseas requiring that deposits or certain ecotaxes or fees be charged for the sale, marketing and use of certain non-refillable beverage containers. Other proposals relating to beverage container deposits, recycling, ecotax and/or product stewardship have been introduced in various jurisdictions in the United States and overseas, and we anticipate that similar legislation or regulations may be proposed in the future at local, state and federal levels, both in the United States and elsewhere. Consumers’ increased concerns and changing attitudes about solid waste streams and environmental responsibility and related publicity could result in the adoption of such legislation or regulations. If these types of requirements are adopted and implemented on a large scale in any of the markets in which we operate, they could affect our costs or require changes in our distribution model, which could negatively impact our financial condition. In addition, container-deposit laws, or regulations that impose additional burdens on retailers, could cause a shift away from our products to retailer-proprietary brands, which could impact the demand for our products in the affected markets.

Significant additional labeling or warning requirements may inhibit sales of affected products.

Various jurisdictions may seek to adopt significant additional product labeling or warning requirements relating to the content or perceived adverse health consequences of certain of our products. If these types of requirements become applicable to one or more of our major products under current or future environmental or health laws or regulations, they may inhibit sales of such products. One such law, which is in effect in California, requires that a specific warning appear on any product that contains a substance listed by the state as having been found to cause cancer or birth defects. This law exposes all food and beverage producers to the possibility of having to provide warnings on their products because it does not recognize any generally applicable quantitative thresholds below which a warning is not required. Consequently, the detection of even a trace amount of a listed substance can subject an affected product to the requirement of a warning label. We are not currently required to display warnings under this law on any of our beverages produced for sale in California. In the future, however, caffeine and other substances detectable in our products may be added to the list pursuant to this law and the related regulations as they currently exist or as they may be amended. If a substance found in one of our products is added to the list, or if the increasing sensitivity of detection methodology results in the detection of an infinitesimal quantity of a listed substance in one of our beverages produced for sale in California, the resulting warning requirements or adverse publicity could negatively affect our sales.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act are complex, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of a public company’s internal control over financial reporting. While smaller reporting companies, such as our company, are currently exempt from the requirement to have such assessment attested by our independent registered public accountant, we believe that the attestation requirement may begin to apply for our annual report for the 2010 fiscal year. The standards that must be met for management to assess the internal control over financial reporting are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment if required in the future, investor confidence and our share value may be negatively impacted.

Because our business is subject to many regulations and noncompliance is costly, any failure on our part to comply may negatively impact our business.

The production, marketing and sale of our non-alcoholic beverages, including contents, labels, caps and containers, are subject to the rules and regulations of various federal, state and local health agencies. If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, or production may be stopped, thus adversely affecting our financial conditions and operations. Similarly, any adverse publicity associated with any noncompliance may damage our reputation and our ability to successfully market our products. Furthermore, rules and regulations are subject to change from time to time and while we monitor developments in this area, the fact that we have limited staff makes it difficult for us to keep up to date and we have no way of anticipating whether changes in these rules and regulations will impact our business adversely. Additional or revised regulatory requirements, whether regarding labeling, the environment, taxes or otherwise, could have a material adverse effect on our financial condition and results of operations. We depend, to a large degree, upon the third parties with whom we have contracted to produce our products to maintain compliance. However, any failure on their part could have a significant impact on our business.

If we are not able to effectively protect our intellectual property, our business may suffer a material negative impact and may fail.

We believe that our brand is important to our success and our competitive position, however we currently have only secured one trademark. If we are unable to secure trademark protection for our intellectual property in the future or that protection is inadequate for future products, our business may be materially adversely affected. Further, we cannot be sure that our activities do not and will not infringe on the intellectual property rights of others. If we are compelled to prosecute infringing parties, defend our intellectual property or defend ourselves from intellectual property claims made by others, we may face significant expenses and liability as well as the diversion of management’s attention from our business, any of which could negatively impact our business or financial condition.

Risk Related to our Stock

Because we can issue additional shares of common stock, purchasers of our common stock may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 150,000,000 shares of common stock, of which 63,596,432 shares are issued and outstanding, and 50,000,000 shares of preferred stock, of which none are issued and outstanding. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our shareholders. Consequently, the shareholders may experience more dilution in their ownership of our stock in the future.

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our shareholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ a stock exchange like the NYSE AMEX. Accordingly, shareholders may have difficulty reselling any of the shares.

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

Because we do not intend to pay any cash dividends on our shares of common stock in the near future, our shareholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend. Unless we pay dividends, our shareholders will not be able to receive a return on their shares unless they sell them.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

ITEM 2. PROPERTIES.

We do not own any real property used in the operation of our current business. We maintain our corporate office at 2505 Anthem Village, Suite E-460, Henderson, NV 89052. We believe that the condition of our leased property is satisfactory, suitable and adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on the OTC Bulletin Board under the trading symbol “KORE.OB”. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

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

Our common stock became eligible for quotation on the OTC Bulletin Board on January 20, 2009. There were no trades of our common stock until March 22, 2010. The closing price of our common stock on April 1, 2010 was $0.45 per share.

Holders of our Common Stock

As of April 6, 2010, there were 53 holders of record of our common stock.

Island Stock Transfer is the registrar and transfer agent for our common shares. Their address is 100 2nd Avenue, South, Suite 705 S, St. Petersburg, FL 33701 (telephone number: 727.289.0010).

Dividends

Effective March 4, 2010, we declared a 9.2 for 1 forward split, payable by way of a stock dividend whereby we issued an additional 8.2 shares for each share outstanding to stockholders of record as of February 25, 2010.

Other than as described above, we have not declared or paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock for the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our future dividend policy will be subject to the discretion of our board of directors and will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the board.

Equity Compensation Plans

As of April 14, 2010, we have not adopted any equity compensation plans.

Recent Sales of Unregistered Securities

Other than as disclosed in previous quarterly reports on Form 10-Q or current reports on Form 8-K, we did not issue any equity securities that were not registered under the Securities Act during the fiscal year ended December 31, 2009.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We were incorporated under the laws of the State of Nevada on October 13, 2006, and registered as an extra-provincial corporation in the province of British Columbia, Canada on January 3, 2007. Our business model was to develop niche snack products to cater to a broad spectrum of health conscious consumers. However, as we had not successfully developed a product line at the time immediately prior to the entry into the share exchange agreement with All In, and had no source of revenue from our business plan, we determined to seek out a new business opportunity to increase value for our shareholders. As a result, on March 31, 2010, we completed the acquisition of All In pursuant to the terms of the share exchange agreement.

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to the audited financial statements included in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in the section entitled “Risk Factors”.

Our financial statements are stated in United States Dollars and are prepared in accordance with United States generally accepted accounting principles.

Plan of Operations

Product Development

We intend to continue the development and refinement of new products over the coming twelve months. We intend to work closely with Beverage Science to develop new products in such a way that the final products will compete effectively in the marketplace due to their appealing flavors and branding relative to similar products in the marketplace. Our management will also investigate the possibility of acquiring other companies who have developed a single product. We will also seek out companies who are willing to license complementary products, which we could produce and sell.

We intend to develop our products by mixing our base energy formula with flavor agents procured from a flavor company. Such companies supply flavors to the food and beverage industries in both large and small quantities. We will also seek assistance from Beverage Science in evaluating the product quality of various brands, which we may considered acquiring or licensing.

Growth

We plant to significantly increase the production, sales, and distribution of our products over the next twelve months. We anticipate we will develop or acquire new products, increase production with Beverage Science and Fitness Water, build a standing inventory with UFS, and increase our marketing efforts, including endorsements, sponsorships, tournaments, and website development and promotion. We hope that our marketing efforts will result in an increased demand for our products by consumers. We intend to be able to meet that increased demand immediately by increasing our production rate ahead of our anticipated increase in demand. Beverage Science and Fitness Water have indicated that they have sufficient capacity to increase output of our products according to current and future demand profiles. By increasing production and building a standing inventory with UFS, our fulfillment house, we are attempting to ensure that consumers will not have to wait to obtain our products.

Liquidity and Capital Resources

Our financial position as at December 31, 2009 and December 31, 2008 and the changes for the years then ended are as follows:

Working Capital

	As at	As at
	December 31,	December 31,
	2009	2008
Current Assets	$126	$3,631
Current Liabilities	(182,005)	(109,293)
Working Capital	$(181,879)	$(105,662)

Our working capital deficiency increased from $105,662 at December 31, 2008 to $181,879 at December 31, 2009 as a result of incurring operational expenses during the period. We require additional significant funds in order to eliminate our working capital deficiency and fund our plan of operations.

Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008
Net cash used in Operating Activities	$(40,491)	$(60,048)
Net cash provided in Financing Activities	39,099	38,829
Increase (Decrease) in Cash during the Year	$(1,392)	$(21,219)
Cash, Beginning of Year	1,518	22,737
Cash, End of Year	$126	$1,518

During the year ended December 31, 2009, our net cash used in operating activities decreased due to a decreased net loss for the year as compared to the year ended December 31, 2008. During the year ended December 31, 2009, our net cash from financing activities increased over the prior period ended December 31, 2008 due to loans from shareholders.

We will require additional funds to implement our growth strategy and develop our business. The funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain our operations at a level sufficient for an investor to obtain a return on his or her investment in our common stock. Further, we may be unprofitable.

There are no assurances that we will be able to obtain further funds required for our continued operations. We intend to pursue various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Results of Operations for the Fiscal Years ended December 31, 2009 and December 31, 2008

The following summary should be read in conjunction with our audited financial statements for the years ended December 31, 2009 and 2008 included herein.

		Year Ended		Year Ended
		December 31,		December 31,
		2009		2008
Expenses	$		$
General and administrative expense		40,367		78,920
Compensation		35,850		73,215

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008
Total expenses	$76,217	$152,135
Net Loss	$76,217	$150,951

Revenue

As of December 31, 2009, we had generated minimal revenues from our business operations since inception.

Expenses

Our operating expenses for the year ended December 31, 2009 were $76,217 compared to $152,135 for the year ended December 31, 2008. This decrease in operating expenses of $75,918 was primarily due to decreases in professional fees and compensation.

Employees

Our company is currently operated by Deanna Embury, our president, and Jason Chan, our secretary. Our company may hire employees when circumstances warrant.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended December 31, 2009, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon our company locating and acquiring a business opportunity, and achieving a profitable level of operation. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Summary of Significant Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures of our company. Although these estimates are based on management’s knowledge of current events and actions that our company may undertake in the future, actual results may differ from such estimates.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Basic and Diluted Loss Per Share

Our company computes loss per share in accordance with Accounting Standards Codification (“ASC”) 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants using the treasury method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Inventory

Inventory consists of finished goods held for resale and is recorded at the lower of cost or net realizable value. Cost is determined on a first in-first out basis.

Revenue Recognition and Accounts Receivable

Revenue for our company is recognized when persuasive evidence of an arrangement exists, products are delivered, sales price is determinable, and collection is reasonably assured. Our company currently does not allow for product returns.

Our company establishes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to accounts that are not collectible. Our company maintains a bad debt reserve based on a variety of factors, including the age of the receivable, payment history, trends and financial condition of customers, macroeconomic conditions, and significant one-time events.

Development Stage Company

Our company complies with Accounting Standards Codification (“ASC”) 915 “Development Stage Entities” in its characterization of our company as a development stage enterprise.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with Accounting Standards Codification (“ASC”) 830, “Foreign Currency Matters”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

Recent Accounting Pronouncements

Our company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our company’s results of operations, financial position or cash flow.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Kore Nutrition Incorporated
(A Development Stage Company)
Vancouver BC, Canada

We have audited the accompanying balance sheets of Kore Nutrition Incorporated (“Kore”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2009, for the period from October 13, 2006 (Inception) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kore Nutrition Incorporated as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, and for the period from October 13, 2006 (Inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2010 raise substantial doubt about its ability to continue as a going concern. The 2009 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP
Houston, Texas
April 12, 2010

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS

Current assets
Cash	$126	$1,518
Accounts receivable, net of allowance of $0	-	218
Inventory	-	1,895
Total current assets	126	3,631

Total assets	$126	$3,631

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accrued salaries and expense reimbursement – related parties	$91,275	$55,884
Accounts payable and accrued liabilities	12,802	14,580
Short term related party loan	25,626	25,844
Loans from shareholders	52,302	12,985
Total current liabilities	182,005	109,293

Total liabilities	182,005	109,293

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 50,000,000 shares authorized, 14,294,490 issued and outstanding as of December 31, 2009 and 2008	14,295	14,295
Additional paid in capital	140,680	140,680
Deficit accumulated during the development stage	(336,854)	(260,637)
Total stockholders’deficit	(181,879)	(105,662)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$126	$3,631

See accompanying summary of accounting policies and notes to financial statements.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			October 13,
			2006
			(Inception)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2009	2008	2009

Revenues	$-	$8,910	$12,525

Cost of goods sold	-	7,726	10,578

Gross profit	-	1,184	1,947

General and administrative expenses:
General and administrative expenses	40,367	78,920	136,236
Compensation	35,850	73,215	202,565
Total general and administrative expenses	76,217	152,135	338,801

Net loss	$(76,217)	$(150,951)	$(336,854)

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	14,294,490	12,627,823

See accompanying summary of accounting policies and notes to financial statements.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Period from October 13, 2006 (Inception) through December 31, 2009

				Deficit
				accumulated
				during the
	Common stock		Additional	development
	Shares	Amount	paid-in capital	stage	Total

Balance, October 13, 2006	-	$-	$-	$-	$-

Issuance of common stock for services to founders	6,000,000	6,000	-	-	6,000
Issuance of common stock for cash	1,600,000	1,600	14,400	-	16,000
Net loss	-	-	-	(19,919)	(19,919)

Balance, December 31, 2006	7,600,000	7,600	14,400	(19,919)	2,081

Issuance of common stock for cash	1,694,490	1,695	25,030	-	26,725
Net loss	-	-	-	(89,767)	(89,767)

Balance, December 31, 2007	9,294,490	9,295	39,430	(109,686)	(60,961)
Issuance of common stock in settlement of accounts payable	5,000,000	5,000	101,250	-	106,250
Net loss	-	-	-	(150,951)	(150,951)

Balance, December 31, 2008	14,294,490	14,295	140,680	(260,637)	(105,662)
Net loss	-	-	-	(76,217)	(76,217)

Balance, December 31, 2009	14,294,490	$14,295	$140,680	$(336,854)	$(181,879)

See accompanying summary of accounting policies and notes to financial statements.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			October 13,
			2006
			(Inception)
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(76,217)	$(150,951)	$(336,854)
Adjustments to reconcile net deficit to cash used by operating activities:
Stock issued for services
	-	-	6,000
Change in non-cash working capital item related to operations
Accounts receivable	218	2,011	-
Accounts payable and accrued liabilities	(1,778)	14,580	12,802
Accrued salaries and expense reimbursements-related parties	35,391	73,215	197,525
Inventory	1,895	1,097	-

CASH FLOWS USED IN OPERATING ACTIVITIES	(40,491)	(60,048)	(120,527)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	-	-	42,725
Short term related party loan	(218)	25,844	25,626
Loans from shareholders	39,317	12,985	52,302

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	39,099	38,829	120,653

NET INCREASE (DECREASE) IN CASH	(1,392)	(21,219)	126
Cash, beginning of period	1,518	22,737	-
Cash, end of period	$126	$1,518	$126

SUPPLEMENTAL CASH FLOW
INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
NON CASH TRANSACTIONS
Shares issued in settlement of debt	$-	$106,250	$106,250

See accompanying summary of accounting policies and notes to financial statements.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Kore Nutrition Incorporated (“Kore” or the “Company”) was incorporated in Nevada on October 13, 2006. As of the closing of the share exchange agreement, the Company is engaged in the business of developing, producing, and selling non-alcoholic beverages. Specifically, the Company has developed and is currently selling bottled water and three energy drinks. The Company associates their products with professional poker, and sports endurance events overall, by securing the endorsements of professional poker players, sponsoring poker tournaments, and hosting our their branded poker tournament.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with Accounting Standards Codification (“ASC”) 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants using the treasury method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Inventory

Inventory consists of finished goods held for resale and is recorded at the lower of cost or net realizable value. Cost is determined on a first in-first out basis.

Revenue Recognition and Accounts Receivable

Revenue for the Company will be recognized when persuasive evidence of an arrangement exists, products are delivered, sales price is determinable, and collection is reasonably assured. The Company currently does not allow for product returns.

The Company will establish an allowance for doubtful accounts to ensure accounts receivable are not overstated due to accounts that are not collectible. The Company will maintain a bad debt reserve based on a variety of factors, including the age of the receivable, payment history, trends and financial condition of customers, macroeconomic conditions, and significant one-time events.

Development Stage Company

The Company complies with Accounting Standards Codification (“ASC”) 915 “Development Stage Entities” in its characterization of the Company as a development stage enterprise.

Recent Accounting Pronouncements

Kore does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with Accounting Standards Codification (“ASC”) 830, “Foreign Currency Matters”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

The Company has evaluated subsequent events for recognition or disclosure through the date these financial statements were issued.

NOTE 2 - GOING CONCERN

Kore has recurring losses and has a deficit accumulated during the development stage of $336,854 and negative working capital of $181,879 as of December 31, 2009. Kore's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital and achievement of profitable operations, Kore may be unlikely to continue as a going concern. Kore's management plans on raising cash from public or private debt or equity financing, on an as needed basis. Kore's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 3 – INCOME TAXES

Kore follows Accounting Standards Codification (“ASC”) 740, “Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

	December 31,	December 31,
	2009	2008
Refundable Federal income tax attributable to:
Current operations	$14,000	$51,300
Less, change in valuation allowance	(14,000)	(51,300)
Net refundable amount	$-	$-

The effective tax rate of 0% differs from the 34% statutory rate in 2009 and 2008 due to the existence of a valuation allowance.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31,	December 31,
	2009	2008
Deferred tax asset attributable to:
Net operating loss carryover	$83,000	$88,600
Less, valuation allowance	(83,000)	(88,600)
Net deferred tax asset	$-	$-

At December 31, 2009, Kore had an unused net operating loss carryover approximating $246,000 available to offset future taxable income; it expires beginning in 2027

NOTE 4 – LOANS FROM SHAREHOLDERS

The amounts due to shareholders are unsecured non-interest bearing and have no specified terms of repayment.

NOTE 5 – SHORT TERM LOAN-RELATED PARTY

The short term loan payable bears interest at 6% per annum and has no specified terms of repayment.

NOTE 6 – COMMON STOCK

At inception, Kore issued 6,000,000 shares of stock to its founding shareholder for services valued at $6,000.

During the period ended December 31, 2007, Kore issued 1,600,000 shares of stock for $16,000 cash.

During the year ended December 31, 2007, Kore issued 1,694,490 shares of stock for $26,725 cash.

In April 2008, Kore issued 5,000,000 shares of common stock to officers as settlement for unpaid salaries of $106,250.

NOTE 7 – RELATED PARTY TRANSACTIONS

The founding shareholder has agreed to advance Kore monies until an offering is completed.

In November 2006 the Company entered into two employment agreements with the directors of the Company. The agreements were to expire in October 2008 but have been continued on a month to month basis at the same terms through June 2009. The directors will be compensated $50,000 and $25,000 per year, respectively. In April 30, 2008, Kore issued 5,000,000 shares of common stock to officers as settlement for unpaid salaries of $106,250 (salaries earned through March 2008), resulting in accrual of $55,884 as at December 31, 2008.

During the year ended 2009, the Company recorded $35,850 in accrued salaries resulting in accrued salaries and expense reimbursement to related parties of $91,275 as at December 31, 2009.

Kore neither owns nor leases any real or personal property, an officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to year end, the Company amended its articles of incorporation by increasing the authorized capital to 200,000,000 of which 150,000,000 shares are common stock with a par value of $0.001 and 50,000,000 shares are preferred stock with a par value of $ 0.001 per share.

On February 26, 2010, the Company entered into a share exchange agreement with Go All In, Inc. (“All In”). The closing of the agreement occurred on March 31, 2010. Pursuant to the terms of the agreement, the Company agreed to acquire all of the issued and outstanding common shares of All In from the shareholders of All In in exchange for the issuance by the Company to the shareholders of All In of an aggregate of 35,425,000 shares of the Company’s common stock, on a pro rata basis, of which 30,687,124 shares of common stock were issued effective March 31, 2010. Assuming the issuance of 35,425,000 shares to the shareholders of Go All In, Inc. and 1,000,000 shares to Venturex Global Investment Corp, the former shareholders of All In own approximately 53.0% of the Company’s issued and outstanding common shares. As a result of the closing of the share exchange agreement, All In became a wholly-owned subsidiary of the Company.

Effective March 4, 2010, the Company declared a 9.2 for 1 forward split, payable by way of a stock dividend whereby the Company issued an additional 8.2 shares for each share outstanding to stockholders of record as of February 25, 2010. This stock split is not presented retroactively in the accompanying financial statements.

On February 22, 2010, the Company borrowed (i) $50,000 by way of the issuance of a demand promissory note, and (ii) $100,000 by way of the issuance of a convertible promissory note, which note was convertible into shares of the Company’s common stock at the conversion price of $0.50 per share. The convertible promissory note was converted into 200,000 shares of our common stock at the conversion price of $0.50 per share effective March 31, 2010.

In connection with the entry into the share exchange agreement with All In, on February 26, 2010, the Company loaned to All In $150,000 by way of a bridge loan pursuant to the terms of a promissory note which bears interest at the rate of 7.5% per month. The bridge loan is repayable on September 1, 2010. In the event that All In has not repaid the entire principal amount of the note and all accrued interest thereon by September 1, 2010, the Company will have the right to convert any outstanding principal and accrued interest into common shares in the capital of All In at the conversion price of $0.50 per share. As stated above, the share exchange agreement closed on March 31, 2010 whereby All In became a wholly-owned subsidiary of the Company.

Upon the closing of the share exchange agreement, the Company’s board of directors appointed Messrs. Jason Chan, Jeffrey Todd, Larry Lucas, and Paul Taylor as directors of the Company. Deanna Embury remains as a director of the Company company. Effective as of the closing of the share exchange agreement, Katherine Rodgers resigned as an officer and director of the Company and the Company’s board of directors appointed Jason Chan as the secretary of the Company. Further, in connection with the closing of the share exchange agreement, Deanna Embury and Katherine Rodgers agreed to return an aggregate of 101,080,000 restricted shares of the Company’s common stock to treasury for cancellation in exchange for the aggregate payment by the Company to Deanna Embury and Katherine Rodgers of $40,000.

Further, in connection with the closing of the share exchange agreement, on March 31, 2010, the Company completed a non-brokered private placement, pursuant to which the Company issued 2,000,000 units at a price of $0.50 per unit for gross proceeds of $1,000,000. Each unit consisted of one share of the Company’s common stock and one share purchase warrant, with each warrant entitling the holder thereof to purchase one share of the Company’s common stock at the exercise price of $0.60 per share until March 31, 2012.

Pursuant to the terms of the share exchange agreement, on March 31, 2010, the Company issued 1,000,000 shares of the Company’s common stock to Venturex Global Investment Corp., at a deemed price of $0.50 per share, in full and final settlement of a promissory note in the principal amount of $500,000 issued by All In to Venturex.

On March 31, 2010, the Company paid Deanna Embury $22,500 in complete satisfaction of all debt owed by the Company to Deanna Embury.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives.

As required by SEC Rule 13a-15(b), our management carried out an evaluation, with the participation of our Chief Executive, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As of April 14, 2010, the following individuals serve as the directors and executive officers of our company. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position	Age	Date First Elected or Appointed

Deanna Embury	President and Director	34	October 13, 2006

Jason Chan	Secretary and Director	28	March 31, 2010

Jeffrey Todd	Director	44	March 31, 2010

Larry Lucas	Director	58	March 31, 2010

Paul Taylor	Director	55	March 31, 2010

Significant Employees

We have no significant employees aside from our officers and directors.

Family Relationships

There are no family relationships between or among our directors, executive officers or persons nominated or chosen by our company to become directors or executive officers.

Business Experience

Deanna Embury, President and Director

Deanna Embury has been the president and a director of our company since October 13, 2006. Ms. Embury is the co-founder and president of Licious Living, Inc., a private company that retails and delivers healthy meals and snacks. Founded in 2002, Licious Living Inc. has operations in Vancouver, British Columbia and Toronto, Ontario. Ms. Embury brings over twelve years of business experience to Kore Nutrition. She holds a Masters of Business Administration from the Edinburgh Business School and a Bachelor of Arts from the University of British Columbia.

Jeffrey Todd, Director

Jeff Todd has been the managing partner and president of SourcePro Corporation, a company that specializes in executive search and placement of professionals in the manufacturing world, since January, 2000. SourcePro’s clients include companies involved in the food and beverage, technology, and entertainment industries. Mr. Todd obtained a bachelors degree from the University of Redlands in June, 1988.

Jason Chan, Secretary and Director

Jason Chan has been a realtor and consultant for Jason Chi Chan, LLC since May, 2006. From May, 2005 to May, 2006, he was the manager of Chan Poker, LLC. Mr. Chan obtained a Bachelor of Arts degree from the University of Nevada, Las Vegas, in May, 2005.

Larry Lucas, Director

Mr. Lucas has over 35 years of executive sales/marketing experience in the United States and internationally. Since April, 2005, he has been a senior vice-president of SSC Marketing Inc. From May, 1994 until April, 2005, Mr. Lucas was the national sales manager of California Scents, a leading air freshener company. Mr. Lucas serves on the board of several consumer products companies, and is a member of several national management and business associations. He has also held senior executive positions with companies such as Bausch & Lomb, Vivitar Corporation and Pentel of America. Mr. Lucas received a Bachelor of Science in Business Administration from the Kansas State Teachers College in May, 1974.

Paul Taylor, Director

Mr. Taylor has been the president of Taylor Consulting since 2008. From 2004 until 2008, he was the east coast manager for Tasker Products Corp., a company engaged in the manufacture, distribution and marketing of products that use a process that enables copper sulfate, a compound with bacteriostatic properties, to remain active throughout certain interactions with hydrogen. From 2000 to 2004, Mr. Taylor was the northeast sales manager for Vasomedical Inc., a company that develops and markets non-invasive counterpulsation devices for the treatment of cardiac patients. Mr. Taylor obtained a Bachelor of Science in Business Administration from the University of Delaware in June, 1978.

Involvement in Certain Legal Proceedings

We are not aware of any legal proceedings in which any director or officer, any proposed director or officer or any owner of record or beneficial owner of more than 5% of any class of voting securities of our company, or any affiliate of any such director or officer, proposed director or officer or security holder, is a party adverse to our company or has a material interest adverse to our company.

Audit Committee

Our company’s audit committee is composed of Deanna Embury, who is not independent as defined by Nasdaq Marketplace Rule 4200(a)(15) or National Instrument 52-110 as adopted by the British Columbia Securities Commission. The audit committee is directed to: review the scope, cost and results of the independent audit of our books and records; review the results of the annual audit with management; review the adequacy of our accounting, financial and operating controls; recommend annually to the board of directors the selection of the independent registered accountants; consider proposals made by the independent registered chartered accountants for consulting work; and report to the board of directors, when so requested, on any accounting or financial matters. The board of directors adopted its charter for the audit committee on March 29, 2010.

Audit Committee Financial Expert

Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have generated nominal revenues to date.

Nomination Procedures For Appointment of Directors

As of April 6, 2010, we had not effected any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Code of Ethics

As of April 6, 2010, we have not yet adopted a code of ethics that applies to our company’s president (being our principal executive officer) and our company’s secretary and treasurer (being our principal financial officer and principal accounting officer), as well as persons performing similar functions. We intend to adopt a code of ethics in the second quarter of 2010.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2009, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all compensation received during the two years ended December 31, 2009 and December 31, 2008 by our principal executive officer and principal financial officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this report.

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Deanna Embury President and Director(1)	2009 2008	23,900 (4) 50,000(3)	Nil N/A	Nil 60,000(3)	Nil N/A	Nil N/A	Nil N/A	Nil N/A	23,900 N/A
Katherine Rodgers Secretary, Treasurer and Director(2)	2009 2008	11,950 (4) 25,000(3)	Nil N/A	Nil 40,000(3)	Nil N/A	Nil N/A	Nil N/A	Nil N/A	11,950 N/A

(1)	Deanna Embury was appointed as our president and director on October 13, 2006.

(2)	Katherine Rodgers was appointed as our secretary, treasurer and director on October 13, 2006 and resigned as an officer and directors effective March 31, 2010.

(3)

Effective November 1, 2006, we entered into employment agreements with Deanna Embury and Katherine Rodgers regarding their respective director and officer services. Pursuant to the agreements we agreed to compensate Ms. Embury and Ms. Rodgers at the rate of $50,000 and $25,000 per year, respectively. The agreements were to expire on October 31, 2008, but have been extended on a month to month basis on the same terms through June 2009. In accordance with the agreements, on April 30, 2008, we issued 3,000,000 shares of common stock to Ms. Embury and 2,000,000 common shares to Ms. Rodgers at the $0.02 per share in full settlement of unpaid salaries of $106,250 (salaries earned through March 2008), resulting in accrual of unpaid salaries to Ms. Embury and Ms. Rodgers of $55,884 as at December 31, 2008. In connection with the closing of the share exchange agreement on March 31, 2010, Ms. Embury and Ms. Rodgers entered into return to treasury agreements with our company whereby they agreed to cancel an aggregate of 101,080,000 restricted shares of our common stock, in consideration for an aggregate payment by our company of $40,000.

(4)	Accrued from January 1, 2009 to June 30, 2009.

Compensation Discussion and Analysis

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Employment Agreements

Effective November 1, 2006, we entered into an employment agreement with Deanna Embury regarding her director and officer services. Pursuant to the agreement, we agreed to compensate Ms. Embury at the rate of $50,000 per year. The agreement was to expire on October 31, 2008, but has been extended on a month to month basis on the same terms through June 2009. In accordance with the agreement, on April 30, 2008, we issued 3,000,000 shares of common stock to Ms. Embury at the $0.02 per share in full settlement of unpaid salaries of $70,833.32 (salaries earned through March 2008), resulting in accrual of unpaid salaries to Ms. Embury of $37,256 as at December 31, 2008.

Effective November 1, 2006, we entered into an employment agreement with Katherine Rodgers regarding her director and officer services. Pursuant to the agreement, we agreed to compensate Ms. Rodgers at the rate of $25,000 per year. The agreement was to expire on October 31, 2008, but has been extended on a month to month basis on the same terms. In accordance with the agreement, on April 30, 2008, we issued 2,000,000 common shares to Ms. Rodgers at the $0.02 per share in full settlement of unpaid salaries of $35,416.67 (salaries earned through March 2008), resulting in accrual of unpaid salaries to Ms. Rodgers of $18,628 as at December 31, 2008. Effective March 31, 2010, Ms. Rodgers resigned as a director and officer of our company and this agreement has been terminated.

In connection with the closing of the share exchange agreement on March 31, 2010, Ms. Embury and Ms. Rodgers entered into return to treasury agreements with our company whereby they agreed to cancel an aggregate of 101,080,000 restricted shares of our common stock, in consideration for an aggregate payment by our company of $40,000.

Outstanding Equity Awards at Fiscal Year-End

As at December 31, 2009, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Aggregated Option Exercises

There were no options granted or exercised by any officer or director of our company during the twelve month period ended December 31, 2009.

Long-Term Incentive Plan

Our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Directors Compensation

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. During the year ended December 31, 2009, no director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees in the event of retirement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Stockholders

The following table sets forth, as of March 31, 2010, certain information with respect to the beneficial ownership of our common stock by of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock they hold, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of March 31, 2010, there were no shareholders known by us to be the beneficial owner of more than 5% of our common stock.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Jeffrey Todd Director c/o 2505 Anthem Village, Suite E-460, Henderson, NV 89052	Common	-	-
Jason Chan Secretary and Director c/o 2505 Anthem Village, Suite E-460, Henderson, NV 89052	Common	450,374	0.7%
Larry Lucas Director c/o 2505 Anthem Village, Suite E-460, Henderson, NV 89052	Common	-	-
Paul Taylor Director c/o 2505 Anthem Village, Suite E-460, Henderson, NV 89052	Common	-	-

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Deanna Embury President and Director 1721 – 938 Smithe Street Vancouver, BC, Canada V6Z 3H8	Common	100,000	0.2%
All officers and directors as a group (5 persons)	Common	550,374	0.9%

(1)

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)

Assuming the cancellation of 101,080,000 shares held by Deanna Embury and Katherine Rodgers and the issuance of 32,167,124 shares to the shareholders of All In and 1,000,000 shares to Venturex Global Investment Corp., we would have 63,596,432 shares of our common stock issued and outstanding, which is the number of issued and outstanding shares used to calculate the percentages in the above table. We are obligated to issue 2,000,000 shares pursuant to a private placement that we completed on March 31, 2010; 200,000 shares pursuant to the conversion of a convertible note on March 31, 2010; and 3,257,876 shares to the shareholders of All In as the balance of the shares exchanged under the share exchange agreement (see “Item 2.01 – Completion of Acquisition of Assets”). Assuming the issuance of those shares, we would have 69,054,308 shares of our common stock issued and outstanding.

Changes in Control

As a result of the closing of the share exchange agreement with All In, we experienced a change of control, as a majority of new directors were appointed to our board. In addition, 101,080,000 restricted shares of our common stock held by our former officers, who were previously controlling shareholders of our company, were returned to treasury and cancelled in connection with the closing of the share exchange agreement. We have no shareholders holding more than 5% of our common stock as of March 31, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as listed below, no director, officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our last fiscal year ended December 31, 2009, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years.

Effective November 1, 2006, we entered into an employment agreement with Deanna Embury regarding her director and officer services. Pursuant to the agreement, we agreed to compensate Ms. Embury at the rate of $50,000 per year. The agreement was to expire on October 31, 2008, but has been extended on a month to month basis on the same terms. In accordance with the agreement, on April 30, 2008, we issued 3,000,000 shares of common stock to Ms. Embury at the $0.02 per share in full settlement of unpaid salaries of $70,833.32 (salaries earned through March 2008), resulting in accrual of unpaid salaries to Ms. Embury of $37,256 as at December 31, 2008.

Effective November 1, 2006, we entered into an employment agreement with Katherine Rodgers regarding her director and officer services. Pursuant to the agreement, we agreed to compensate Ms. Rodgers at the rate of $25,000 per year. The agreement was to expire on October 31, 2008, but has been extended on a month to month basis on the same terms. In accordance with the agreement, on April 30, 2008, we issued 2,000,000 common shares to Ms. Rodgers at the $0.02 per share in full settlement of unpaid salaries of $35,416.67 (salaries earned through March 2008), resulting in accrual of unpaid salaries to Ms. Rodgers of $18,628 as at December 31, 2008. Effective March 31, 2010, Ms. Rodgers resigned as a director and officer of our company and this agreement has been terminated.

In connection with the closing of the share exchange agreement on March 31, 2010, Ms. Embury and Ms. Rodgers entered into return to treasury agreements with our company whereby they agreed to cancel an aggregate of 101,080,000 restricted shares of our common stock, in consideration for an aggregate payment by our company of $40,000.

Corporate Governance

Director Independence

Paul Taylor, Jason Chan and Larry Lucas are independent directors, as that term is used in Rule 4200(a)(15) of the Nasdaq Marketplace Rules and National Instrument 52-110. Deanna Embury, and Jeffrey Todd are not independent directors.

Audit Committee

The Company’s audit committee is composed of Deanna Embury, who is not independent as defined by Nasdaq Marketplace Rule 4200(a)(15) or National Instrument 52-110 as adopted by the British Columbia Securities Commission. The audit committee is directed to: review the scope, cost and results of the independent audit of our books and records; review the results of the annual audit with management; review the adequacy of our accounting, financial and operating controls; recommend annually to the board of directors the selection of the independent registered accountants; consider proposals made by the independent registered chartered accountants for consulting work; and report to the board of directors, when so requested, on any accounting or financial matters. The board of directors adopted its charter for the audit committee on March 29, 2010.

Audit Committee Financial Expert

Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Compensation Committee – Compensation Committee Interlocks and Insider Participation

Our board of directors acts as our compensation committee. We believe that striking a compensation committee and appointing additional independent directors to such committee would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date. Our board of directors’ responsibilities in acting as our compensation committee is to oversee our company’s compensation and benefit plans, including our compensation plan. Our board of directors also monitors and evaluates matters relating to the compensation and benefits structure of our company. Our company has not adopted a Compensation Committee Charter.

Transactions with Independent Directors

Other than the share exchange transaction, as described in detail under the heading “Item 1. Business – General Development of the Business”, none of our independent directors entered into any transaction, relationship or arrangement during the year ended January 31, 2010 that was considered by our board of directors in determining whether the director maintained his or her independence in accordance with Nasdaq Marketplace Rule 4200(a)(15).

National Instrument 52-110

We are a reporting issuer in the Province of British Columbia. National Instrument 52-110 of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning the constitution of our audit committee and our relationship with our independent auditor. As defined in National Instrument 52-110, we have three independent directors. For a description of the education and experience of our audit committee members that is relevant to the performance of their respective responsibilities as audit committee members, please see the disclosure under the heading “Item 10. Directors, Executive Officers and Corporate Governance – Business Experience”.

Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Our audit committee is composed of our directors and officers. We believe that the audit committee members are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

The audit committee is responsible for review of both interim and annual financial statements for our company. For the purposes of performing their duties, the members of the audit committee have the right at all times, to inspect all the books and financial records of our company and any subsidiaries and to discuss with management and the external auditors of our company any accounts, records and matters relating to the financial statements of our company. The audit committee meets periodically with management and annually with the external auditors.

Since the commencement of our company’s most recently completed financial year, our company’s board of directors has not failed to adopt a recommendation of the audit committee to nominate or compensate an external auditor.

Since the commencement of our company’s most recently completed financial year, our company has not relied on the exemptions contained in sections 2.4 or 8 of National Instrument 52-110. Section 2.4 (De Minimis Non-audit Services) provides an exemption from the requirement that the audit committee must pre-approve all non-audit services to be provided by the auditor, where the total amount of fees related to the non-audit services are not expected to exceed 5% of the total fees payable to the auditor in the fiscal year in which the non-audit services were provided. Section 8 (Exemptions) permits a company to apply to a securities regulatory authority for an exemption from the requirements of National Instrument 52-110 in whole or in part.

The audit committee has adopted specific policies and procedures for the engagement of non-audit services as set out in the Audit Committee Charter of our company. A copy of our company’s Audit Committee Charter is filed as an exhibit to this annual report.

National Instrument 58-110

We are a reporting issuer in the Province of British Columbia. National Instrument 58-110 of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning corporate governance disclosure.

Board of Directors

Our board of directors currently acts with five members consisting of Jeffrey Todd, Jason Chan, Larry Lucas, Paul Taylor, and Deanna Embury. We have determined that Deanna Embury and Jeffrey Todd, are not independent as that term is defined in National Instrument 52-110 due to the fact that they are officers of our company.

Our board of directors facilitates its exercise of independent supervision over management by endorsing the guidelines for responsibilities of the board as set out by regulatory authorities on corporate governance in Canada and the United States. Our board’s primary responsibilities are to supervise the management of our company, to establish an appropriate corporate governance system, and to set a tone of high professional and ethical standards.

The board is also responsible for:

  selecting and assessing members of the board;

  choosing, assessing and compensating the president, secretary and treasurer of our company, approving the compensation of all executive officers and ensuring that an orderly management succession plan exists;

  reviewing and approving our company’s strategic plan, operating plan, capital budget and financial goals, and reviewing its performance against those plans;

  adopting a code of conduct and a disclosure policy for our company, and monitoring performance against those policies;

  ensuring the integrity of our company’s internal control and management information systems;

  approving any major changes to our company’s capital structure, including significant investments or financing arrangements; and

  reviewing and approving any other issues which, in the view of the board or management, may require board scrutiny.

Directorships

Our directors are not currently directors of any other reporting issuers (or the equivalent in a foreign jurisdiction).

Orientation and Continuing Education

We have an informal process to orient and educate new recruits to the board regarding their role on the board, our committees and our directors, as well as the nature and operations of our business. This process provides for an orientation with key members of the management staff, and further provides access to materials necessary to inform them of the information required to carry out their responsibilities as a board member. This information includes the most recent board approved budget, the most recent annual report, the audited financial statements and copies of the interim quarterly financial statements.

The board does not provide continuing education for its directors. Each director is responsible to maintain the skills and knowledge necessary to meet his obligations as director.

Nomination of Directors

The board is responsible for identifying new director nominees. In identifying candidates for membership on the board, the board takes into account all factors it considers appropriate, which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity and the extent to which the candidate would fill a present need on the board. As part of the process, the board, together with management, is responsible for conducting background searches, and is empowered to retain search firms to assist in the nominations process. Once candidates have gone through a screening process and met with a number of the existing directors, they are formally put forward as nominees for approval by the board.

Assessments

The board intends that individual director assessments be conducted by other directors, taking into account each director’s contributions at board meetings, service on committees, experience base, and their general ability to contribute to one or more of our company’s major needs. However, due to our stage of development and our need to deal with other urgent priorities, the board has not yet implemented such a process of assessment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed by LBB & Associates Ltd., LLP for the completed fiscal periods ended December 31, 2009 and December 31, 2008 for professional services rendered for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Audit Fees and Audit Related Fees	$18,420	$14,500
Tax Fees	-	-
All Other Fees	-	-
Total	$18,420	$14,500

In the above tables, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by LBB & Associates Ltd., LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining LBB & Associates Ltd., LLP.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference from our Form S-1 Registration Statement, filed on August 29, 2008)
3.2	Bylaws (incorporated by reference from our Form S-1 Registration Statement, filed on August 29, 2008)
3.3

Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Nevada on February 16, 2010 (incorporated by reference from our Current Report on Form 8-K, filed on February 23, 2010)

10.1	Employment Agreement with Deanna Embury (incorporated by reference from our Form S-1 Registration Statement, filed on August 29, 2008)

10.2	Employment Agreement with Katherine Rodgers (incorporated by reference from our Form S-1 Registration Statement, filed on August 29, 2008)
10.3

Share Exchange Agreement dated February 26, 2010 among our company, Go All In, Inc. and the shareholders of Go All In, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 4, 2010)

10.4	Promissory Note and Security Agreement dated February 26, 2010 amount our company and Go All In, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 4, 2010)
10.5	Form of Convertible Promissory Note, dated effective as of February 22, 2010 (incorporated by reference from our Current Report on Form 8-K, filed on April 6, 2010)
10.6	Form of Unit Subscription Agreement, dated effective as of March 31, 2010 (incorporated by reference from our Current Report on Form 8-K, filed on April 6, 2010)
10.7

Assumption Agreement among our company, Go All In, Inc. and Venturex Global Investment Corp., dated March 31, 2010 (incorporated by reference from our Current Report on Form 8-K, filed on April 6, 2010)

10.8

Debt Settlement Subscription Agreement among our company and Venturex Global Investment Corp., dated March 31, 2010 (incorporated by reference from our Current Report on Form 8-K, filed on April 6, 2010)

10.9	Form of Lock Up Agreement among our company and certain shareholders of Go All In, Inc., dated March 31, 2010 (incorporated by reference from our Current Report on Form 8-K, filed on April 6, 2010)
10.10	Escrow Agreement among our company and certain shareholders of Go All In, Inc., dated March 31, 2010 (incorporated by reference from our Current Report on Form 8-K, filed on April 6, 2010)
10.11	Return to Treasury Agreement between our company and Deanna Embury, dated March 31, 2010 (incorporated by reference from our Current Report on Form 8-K, filed on April 6, 2010)
10.12	Return to Treasury Agreement between our company and Katherine Rodgers, dated March 31, 2010 (incorporated by reference from our Current Report on Form 8-K, filed on April 6, 2010)
31.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*

Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Audit Committee Charter

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Deanna Embury
By: Deanna Embury, President and Director
(Principal Executive Officer and Principal Financial Officer)
Dated: April 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Deanna Embury
By: Deanna Embury, President and Director
Dated: April 14, 2010

/s/ Jason Chan
By: Jason Chan, Secretary and Director
Dated: April 14, 2010

/s/ Paul Taylor
By: Paul Taylor, Director
Dated: April 14, 2010

/s/ Larry Lucas
By: Larry Lucas, Director
Dated: April 14, 2010

/s/ Jeffrey Todd
By: Jeffrey Todd, Director
Dated: April 14, 2010