Form 10-Q
period 2010-03-31
KORE NUTRITION, INC.
filed 2010-05-25
CIK 1444064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

Commission file number 333-153243

KORE NUTRITION INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2505 Anthem Village, Suite E-460, Henderson, Nevada, 89052
(Address of principal executive offices) (zip code)

702.475.5748
(Registrant’s telephone number, including area code)

N/A
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
Yes [     ]  No[ x ]

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [     ]  No [ x ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [     ]  No[     ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

63,596,432 common shares issued and outstanding as of May 10, 2010.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

While the information presented in the accompanying interim financial statements for the quarter ended March 31, 2010 is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period. These interim financial statements follow the same accounting policies and methods of their application as our December 31, 2009 annual audited financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with our December 31, 2009 annual audited financial statements.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)

F-1

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Current Assets
Cash	$523,168	$328
Trade accounts receivables, net	906	906
Prepaid expenses	100,015	-
Total Current Assets	624,089	1,234

Total Assets	$624,089	$1,234

Current Liabilities
Cash overdraft	$13,514	$-
Accounts payable	184,557	153,232
Interest payable	54,271	40,176
Notes payable - related parties	122,455	229,589
Current portion long-term debt	50,000	-
Total Current Liabilities	424,797	422,997

Long-Term Debt
Note payable, net of current portion - related party	-	387,411
Total Liabilities	-	810,408

Stockholders’ Deficit
Preferred Stock - $.001 par value, 50,000,000 shares authorized, no shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	-	-
Common Stock - $.001 par value, 150,000,000 shares authorized, 63,596,432 shares and 51,661,563 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	63,597	51,661
Common Stock Payable	4,738	4,738
Additional paid-in capital	11,794,918	10,695,471
Deficit accumulated during the development stage	(11,663,961)	(11,561,044)
Total Stockholders’ Deficit	199,292	(809,174)

Total Liabilities and Stockholders’ Deficit	$624,089	$1,234

The accompanying notes are an integral part of the financial statements.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			Cumulative for
			the period
			May 24, 2007
	Three Months	Three Months	(inception)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2010	2009	2010

Revenues
Revenues, net	$-	$-	$362,877
Total Revenues	-	-	362,877

Cost of Goods Sold
Product purchases and production costs	-	-	115,709
Shipping and fulfillment costs	-	275	186,495
Total Cost of Goods Sold	-	275	302,204

Gross Profit	-	275	60,673

Operating Expenses
Business development	19,088	-	7,290,152
Office expenses	1,705	789	131,874
Marketing and sales expense	14,017	-	2,309,467
Outsource personnel	-	-	219,168
Professional fees	54,012	43,006	714,617
Total Operating Expenses	88,822	43,795	10,665,278

Other Income (Expense)
Interest income	-	1	4,857
Interest expense	(14,095)	-	(234,446)
Write off of inventory	-	-	(85,769)
Extinguishments of debt	-	-	(695,665)
Impairment of trademark	-	-	(48,333)
Total Other Income (Expense)	(14,095)	1	(1,059,356)

Net Loss	$(102,917)	$(44,069)	$(11,663,961)

Basic and Diluted Loss Per Common Share	$-	$-
Weighted Average Number Common Shares Outstanding	51,746,896	30,687,129

The accompanying notes are an integral part of the financial statements.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock				Deficit
					Accumulated
			Common		During the	Total
			Stock		Development	Stockholders’
	Units	Dollars	Payable	APIC	Stage	Deficit
Balance at December 31, 2008	30,687,124	$30,687	$4,738	$3,438,982	$(3,569,548)	$(95,141)
Conversion of debt	3,144,617	3,144	-	801,530	-	804,674
Shares for services	17,829,821	17,830	-	6,342,959	-	6,360,789
Discount on note payable	-	-	-	112,000	-	112,000
Net loss	-	-	-	-	(7,991,496)	(7,991,496)
Balance at December 31, 2009	51,661,563	$51,661	$4,738	$10,695,471	$(11,561,044)	$(809,174)
Stock issued for cash	1,280,000	$1,280	$-	$638,720	-	$640,000
Debt conversion	1,200,000	1,200	-	598,800	-	600,000
Effect of reverse merger	9,454,869	9,456	-	(138,073)	-	(128,617)
Net Loss	-	-	-	-	(102,917)	(102,917)
Balance at March 31, 2010 (unaudited)	63,596,432	$63,597	$4,738	$11,794,918	$(11,663,961)	$199,292

The accompanying notes are an integral part of the financial statements.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Cumulative for
			the period May
			24, 2007
	Three Months	Three Months	(inception)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2010	2009	2010

Operating Activities
Net loss	$(102,917)	$(44,069)	$(11,663,961)
Adjustments to reconcile net loss to cash flows provided (used) by operating activities:
Amortization	-	-	50,000
Write down of inventory	-	-	11,549
Stock option expense	-	-	112,000
Stock issued for services	-	-	6,949,779
Loss on conversion of payables	-	-	695,665
Imputed interest on parent note	-	-	68,175
Change in assets and liabilities:
Accounts receivable	-	-	(907)
Inventory	-	-	(11,549)
Prepaid expenses	(100,015)	-	(100,015)
Accounts payable	42,708	36,898	841,177
Interest payable	14,095	-	429,819
Cash overdrafts	13,514	-	13,514
Cash Flows Used in Operating Activities	(132,615)	(7,171)	(2,604,754)

Investing Activities
Cash paid for purchase of trademark	-	-	(50,000)
Cash Flows From Investing Activities	-	-	(50,000)

Financing Activities
Proceeds from sale of common stock	640,000	10,000	1,690,000
Payments to cancel shares	(40,000)	-	(40,000)
Borrowings on debt, net	55,455	-	1,527,922
Cash Flows From Financing Activities	655,455	10,000	3,177,922

Net Increase in Cash and Cash Equivalents	522,840	2,829	523,168

Cash at Beginning of Period	328	17,117	-

Cash at End of Period	$523,168	$19,946	$523,168

Cash Paid for Interest	$-	$-	$-
Cash Paid for Income Taxes	$-	$-	$-

Non Cash Transactions
Notes Converted	$600,000	$-	$1,680,487
Accounts Payable Converted	$-	$34,260	$7,043,275
Accrued Liabilities Converted	$-	$-	$375,548

The accompanying notes are an integral part of the financial statements.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Nature of Operations

Kore Nutrition Incorporated was incorporated under the laws of the State of Nevada on October 13, 2006, and registered as an extra-provincial corporation in the province of British Columbia, Canada on January 3, 2007. The business model was initially to develop niche snack products to cater to a broad spectrum of health conscious consumers.

On February 16, 2010, the Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada, amending the articles of incorporation by increasing its authorized capital to 200,000,000, of which 150,000,000 shares are common stock with a par value of $0.001 and 50,000,000 shares are preferred stock with a par value of $0.001 per share. The Board of Directors is authorized to prescribe the series and the number of shares of each series of preferred stock and the voting powers, designations, preferences, limitations, restrictions, relative rights or other variations of the shares of each class or series within each class of the preferred stock.

Effective March 4, 2010, the Company declared a 9.2 for 1 forward split, payable by way of a stock dividend whereby the Company issued an additional 8.2 shares for each share outstanding to stockholders of record as of February 25, 2010.

Go All In, LLC was organized under the laws of the state of Delaware on May 24, 2007 as a Limited Liability Company. As such, the members were personally responsible for liabilities arising in the normal course of business only to the extent that they had investments in Go All In, LLC. That is, to the extent that Go All In, LLC had liabilities arising in the ordinary course of business that exceed Go All In, LLC’s assets, the members were not personally liable.

On December 18, 2008, Go All In, LLC converted to a C corporation and registered with the Secretary of State in Nevada as Go All In, Inc (“Go All In”). At the time of conversion, there were 63,888 Class A Common units issued and all Class A Common units were converted in their respective ownership percentages, to 24,750,001 shares of Common Stock in Go All In.

Effective March 31, 2010, the Company closed a share exchange agreement with Go All In and the shareholders of Go All In whereby the Company acquired all of the issued and outstanding shares of Go All In. For financial statement reporting purposes, the share exchange was treated as a reverse acquisition with Go All In deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with Accounting Standards Codification (“ASC”) 805-10-40, Business Combinations – Reverse Acquisitions. The reverse merger is deemed a recapitalization and the consolidated financial statements represent the continuation of the financial statements of Go All In (the accounting acquirer/legal subsidiary) except for its capital structure, and the consolidated financial statements reflect the assets and liabilities of Go All In recognized and measured at their carrying value before the combination and the assets and liabilities of the Company (the legal acquiree/legal parent). The equity structure reflects the equity structure of the Company, the legal parent, and the equity structure of Go All In, the accounting acquirer, as restated using the exchange ratios established in the share exchange agreement to reflect the numbers of shares of the legal parent. References to the “Company” in these notes refer to Kore Nutrition Incorporated and its wholly-owned subsidiary, Go All In. See Note 7 - Share Exchange Agreement.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies (continued)

The Company was organized to distribute and market an energy drink and bottled water via the Internet and other retail channels. The Company is a development stage company, as defined by Financial Accounting Standards Board (“FASB”) guidelines in the business of developing and providing energy drinks and bottled water.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements. The results of operations for the period ended March 31, 2010 is not necessarily indicative of the operating results for the full year.

Accounting Method

The Company maintains its financial statements on the accrual basis of accounting and conforms to generally accepted accounting principles in the United States.

Cash and Cash Equivalents

Cash includes currency on hand and demand deposits with banks and other financial institutions. Cash equivalents are comprised of certain highly liquid investments with original maturities of less than three months. No such investments existed at March 31, 2010 or December 31, 2009.

Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the amount the Company expects to collect on balances outstanding at year-end. The allowances for doubtful accounts at March 31, 2010 and December 31, 2009 were $4,801 and $6,701, respectively.

Development Stage

The Company complies with ASC 915-10 for its characterization of the Company as development stage.

Income Taxes

The Company was treated as a partnership for federal and state income tax purposes for the period from May 24, 2007 through December 18, 2008. As such, the Company will not pay any federal income taxes, as any income or loss will be included in the federal and state income tax returns of the individual members. Accordingly, no provision is made for federal or state income taxes in the financial statements.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies (continued)

Income Taxes (continued)

After converting to a C corporation, the Company was treated as a corporation for federal and state income tax purposes from December 19, 2008 through March 31, 2010.

No provision for income taxes has been recorded due to a federal net operating loss carry forward totaling approximately $4,714,182 as of December 31, 2009 that will be offset against future taxable income. The available net operating loss carry forward of approximately $4,714,182 will expire in 2029. No tax benefit has been reported in the financial statements because the Corporation believes there is a 50% or greater chance the carry forwards will expire unused.

For the period from January 1, 2009 to December 31 2009, a loss of $4,714,182 was reported for income tax purposes, therefore no provision for federal income taxes has been made. Nevada does not have a state income tax, and therefore, no provision for state income tax has been made.

	March 31,	December 31,
Deferred tax asset	2010	2009
NOL carry forward	$1,602,822	$1,567,850
Valuation allowances	(1,602,822)	(1,567,850)
Total	$-	$-

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery of products has occurred, the sales price charged is fixed or determinable, and collectability is reasonably assured. This generally means that Company recognizes revenue when title for product is transferred to the purchaser. In particular, title usually transfers upon shipment to or receipt at a customer’s location, as determined by the specific sales term of the transaction. The Company’s policies do not allow for a right of return except for matters related to any manufacturing defects on the Company’s part or when the wrong product is delivered.

Inventories

Inventories are valued at the lower of cost or market and consist solely of finished goods using the first in, first out (FIFO) method. The requirements for any provisions of estimated losses for obsolete, excess, or slow-moving inventories are reviewed periodically. Management has determined that no allowance for obsolete or excess inventory is necessary at March 31, 2010 and December 31, 2009.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted ASC No. 820-10, Fair Value Measurements. ASC 820-10 relates to financial assets and financial liabilities.

ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

- Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

- Level 2 Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

- Level 3 Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and may include the Company’s own data.)

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2010 and December 31, 2009:

Level 1: None
Level 2: None
Level 3: None
Total Gain (Losses): None

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies (continued)

Share-based Compensation

The Company records share based compensation in accordance ASC 505-50, Equity-Based Payments to Non-Employees which requires the measurement and recognition of compensation expense, based on estimated fair values, for all unit-based awards, made to employees and directors, including unit options. ASC 505-50 requires companies to estimate the fair value of unit-based awards on the date of grant using an option-pricing model.

The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s unit price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected unit price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the Statement of Operations over the requisite service period. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable in accordance with the provisions of EITF 96-18.

Reclassifications

Certain accounts in the prior-year (audited) financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year (unaudited) financial statements.

Recently Adopted Accounting Pronouncements

In April 2009, the FASB issued ASC 805-10, Accounting for Assets Acquired and Liabilities assumed in a Business Combination That Arise from Contingencies—an amendment of FASB Statement No. 141 (Revised December 2007), Business Combinations. ASC 805-10 addresses application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-10 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805-10 will have an impact on our accounting for any future acquisitions and its consolidated financial statements.

Effective July 1, 2009, we adopted ASC 105-10, Generally Accepted Accounting Principles— Overall. ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies (continued)

Recently Adopted Accounting Pronouncements (continued)

All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”).

The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout these consolidated financials have been updated for the Codification.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. We are currently evaluating the impact of this standard, but would not expect it to have a material impact on the our consolidated results of operations or financial condition.

2.	Members’ Equity and Stockholders’ Equity

Effective February 16, 2010, the Company amended its articles of incorporation by increasing the authorized capital to 200,000,000 of which 150,000,000 shares are common stock with a par value of $0.001 and 50,000,000 shares are preferred stock with a par value of $0.001 per share.

Effective March 4, 2010, the Company declared a 9.2 for 1 forward split, payable by way of a stock dividend whereby the Company issued an additional 8.2 shares for each share outstanding to stockholders of record as of February 25, 2010. This stock split is presented retroactively in the accompanying financial statements.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

3.	Members’ Equity and Stockholders’ Equity (continued)

Units Issued for Debt Relief

In March 2009, 985,081 shares of common stock were issued in settlement of debt of $34,259 owed by the Company to certain consultants. In December 2009, 2,159,536 shares of common stock were issued for settlement of debt of $74,750 owed by the Company to certain consultants. A loss on conversion of debt in the amount of $695,665 resulted due to the difference in the amount of the debt and the fair market value of the common stock.

Units Issued for Advisory Services

On August 27, 2009, the Company issued 17,829,821 shares of common stock to a director in return for advisory services. These services were valued at $6,360,788 based upon the fair value of the shares issued.

Units Issued for Cash

Further, in connection with the closing of the share exchange agreement, on March 31, 2010, the Company completed a non-brokered private placement, pursuant to which the Company issued 1,280,000 units at a price of $0.50 per unit for gross proceeds of $640,000. Each unit consisted of one share of the Company’s common stock and one share purchase warrant, with each warrant entitling the holder thereof to purchase one share of the Company’s common stock at the exercise price of $0.60 per share until March 31, 2012. The relative fair market value of the warrants is $278,978.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

3.	Related Party Transactions

During 2009, Jon Chan advanced $102,000 to the Company and a former director of Go All In advanced $10,000 to the Company. These two notes are interest bearing at 20% and are payable on demand. As of September 30, 2009 the notes have accrued interest of $7,629.

During 2009, a former director of Go All In advanced the Company $5,000 and there is no stated interest rate on the note and is payable on demand. The imputed interest amount is immaterial.

During 2009, Venturex Global Investment Corp. advanced the Company $500,000. The Venturex Global Investment Corp. note had a stated interest rate of 12% and was to start to accrue on June 30, 2010 with payments on the note to commence with the quarter ended September 30, 2010 and to continue every quarter thereafter with payments for accrued interest at the note rate paid on the last day of each quarter. The maturity date of the note was June 21, 2014. Effective March 31, 2010, the entire principal amount of the note was converted into 1,000,000 shares of common stock of the Company, at a conversion rate of $0.50 per share, in connection with the closing of the share exchange agreement with Go All In. No interest had accrued on the note as of that date and, as such, there was no interest payable.

In 2010, Complete Advantage, a company owned by Jeffrey Todd, Chief Executive Officer and a director of the Company, advanced the Company $5,455 which is payable on demand.

In connection with the closing of the share exchange agreement, on March 31, 2010, the Company paid a former director and officer of the Company $22,500 in complete satisfaction of all debt owed by the Company to that former director and officer, including shareholder loans and accrued salaries.

Further, in connection with the closing of the share exchange agreement, effective March 31, 2010, two former directors and officers of the Company agreed to return an aggregate of 101,080,000 restricted shares of the Company’s common stock to treasury for cancellation in exchange for the aggregate payment by the Company to the former directors and officers of $40,000.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

4.	Debt

During 2009, Jon Chan advanced $102,000 to the Company and a former director of Go All In advanced $10,000 to the Company. These two notes are interest bearing at 20% and are payable on demand. As of September 30, 2009, the notes have accrued interest of $7,629.

We evaluated the terms of the notes in accordance with the new standard issued by the FASB related to the disclosure of derivative instruments and hedging activities. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. We evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of our common stock at the inception of the note. A beneficial conversion feature was recognized and gave rise to a debt discount of $112,000, which is amortized immediately due to the note being due on demand.

During 2009, a former director of Go All In advanced the Company $5,000 and there is no stated interest rate on the note and it is payable on demand. The imputed interest amount is immaterial.

During 2009, Venturex Global Investment Corp. advanced the Company $500,000. The Venturex Global Investment Corp. note had a stated interest rate of 12% and was to start to accrue on June 30, 2010 with payments on the note to commence with the quarter ended September 30, 2010 and to continue every quarter thereafter with payments for accrued interest at the note rate paid on the last day of each quarter. The maturity date of the note was June 21, 2014. During the period ended March 31, 2010, the note was converted into 1,000,000 common shares of the Company.

On February 22, 2010, the Company issued a demand promissory note in the principal amount of $50,000, which is unsecured, bears interest at the rate of 5% per annum, and is repayable in full on demand.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

4.	Debt (continued)

The Company evaluated the terms of the note in accordance with the new standard issued by the FASB related to the disclosure of derivative instruments and hedging activities. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be more than the market value of our common stock at the inception of the note and therefore no beneficial conversion feature exists.

Effective March 31, 2010, the entire principal amount of the note was converted into 1,000,000 shares of common stock of the Company, at a conversion rate of $0.50 per share, in connection with the closing of the share exchange agreement with Go All In. No interest had accrued on the note as of that date and, as such, there was no interest payable.

	March 31,	December 31,
Long-term debt consists of the following:	2010	2009

Related party note payable, bearing interest at 12% payable in quarterly installments including interest beginning September 30, 2010. Interest on the note begins accruing on June 30, 2010. The note matures June 21, 2014.	$-	$500,000

Total	-	500,000
Less amount due within one year	-	(112,589)
Long-term debt	$-	$387,411
Maturities of long-term debt for the twelve months ending December 31,
2010	-	112,589
2011	-	78,966
2012	-	88,877
2013	-	100,031
2014	-	119,537
Total	$-	$500,000

On February 22, 2010, the Company issued a demand promissory note in the principal amount of $50,000, which is unsecured, bears interest at the rate of 5% per annum, and is repayable in full on demand.

5.	Inventory

The Company’s product offerings consist of an energy drink and bottled water. All inventories are stored at an off-site third party facility and consist entirely of finished goods in the amount of $0 at March 31, 2010 and $0 at December 31, 2009.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

6.	Going Concern

For the three months ended March 31, 2010 incurred net losses of $189,775 and has incurred cumulative losses of $11,663,961 since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

7.	Bridge Loan and Share Exchange Agreement

On February 26, 2010, the Company entered into a share exchange agreement with Go All In. The closing of the agreement occurred on March 31, 2010. Pursuant to the terms of the agreement, the Company agreed to acquire all of the issued and outstanding common shares of Go All In from the shareholders of Go All In, Inc. in exchange for the issuance by the Company to the shareholders of Go All In of an aggregate of 35,425,000 shares of the common stock, on a pro rata basis, of which 30,687,124 shares of common stock were issued effective March 31, 2010. Assuming the issuance of 35,425,000 shares to the shareholders of Go All In and 1,000,000 shares to Venturex Global Investment Corp, the former shareholders of Go All In own approximately 53.0% of the Company’s issued and outstanding common shares. As a result of the closing of the share exchange agreement, Go All In became a wholly-owned subsidiary of the Company.

On February 22, 2010, the Company borrowed (i) $50,000 by way of the issuance of a demand promissory note, and (ii) $100,000 by way of the issuance of a convertible promissory note, which note was convertible into shares of the Company’s common stock at the conversion price of $0.50 per share. The convertible promissory note was converted into 200,000 shares of the Company’s common stock at the conversion price of $0.50 per share effective March 31, 2010.

In connection with the entry into the share exchange agreement with Go All In, on February 26, 2010, the Company loaned to Go All In $150,000 by way of a bridge loan pursuant to the terms of a promissory note which bears interest at the rate of 7.5% per month. The bridge loan is repayable on September 1, 2010. In the event that Go All In has not repaid the entire principal amount of the note and all accrued interest thereon by September 1, 2010, the Company will have the right to convert any outstanding principal and accrued interest into common shares in the capital of Go All In at the conversion price of $0.50 per share. As stated above, the share exchange agreement closed on March 31, 2010 whereby All In became a wholly-owned subsidiary of the Company.

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

Further, in connection with the closing of the share exchange agreement, on March 31, 2010, the Company completed a non-brokered private placement, pursuant to which the Company issued 1,280,000 units at a price of $0.50 per unit for gross proceeds of $640,000. Each unit consisted of one share of the Company’s common stock and one share purchase warrant, with each warrant entitling the holder thereof to purchase one share of the Company’s common stock at the exercise price of $0.60 per share until March 31, 2012.

7.	Bridge Loan and Share Exchange Agreement (continued)

Pursuant to the terms of the share exchange agreement, on March 31, 2010, the Company issued 1,000,000 shares of the Company’s common stock to Venturex Global Investment Corp., at a deemed price of $0.50 per share, in full and final settlement of a promissory note in the principal amount of $500,000 issued by Go All In to Venturex, which was assigned to the Company in connection with the closing of the share exchange agreement.

In connection with the closing of the share exchange agreement, on March 31, 2010, the Company paid Deanna Embury $22,500 in complete satisfaction of all debt owed by the Company to Deanna Embury, including shareholder loans and accrued salaries.

8.	Subsequent Events

Management has evaluated subsequent events through the date on which the financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, including the risks in the section entitled “Risk Factors”, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: (1) a continued downturn in international economic conditions; (2) any adverse occurrence with respect to the development or marketing of our drink products; (3) any adverse occurrence with respect to any of our licensing agreements; (4) our ability to successfully bring products to market; (5) product development or other initiatives by our competitors; (6) fluctuations in the availability and cost of materials required to produce our products; (7) any adverse occurrence with respect to distribution of our products; (8) potential negative financial impact from claims, lawsuits and other legal proceedings or challenges; and (9) other factors beyond our control.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

We qualify all the forward-looking statements contained in this quarterly report on Form 10-Q by the foregoing cautionary statements.

Cautionary Note Regarding Management’s Discussion and Analysis

This Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes. The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, we review our estimates and assumptions. The estimates were based on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions. The following discussion should be read in conjunction with our unaudited interim consolidated financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this annual report, the terms “we”, “us” “our” and “Kore” mean Kore Nutrition Incorporated and our wholly-owned subsidiary, Go All In, Inc. (“All In”). Unless otherwise stated, “$” refers to United States dollars.

Corporate Overview

Corporate History

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

Because we are the successor business to All In, and because the operations and assets of All In represent our entire business and operations as of the closing date of the share exchange agreement, our management’s discussion and analysis is based on All In’s operations. All In was incorporated on May 24, 2007.

Current Business

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

Plan of Operation

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

Results of Operations

The following discussion of our financial condition and results of operations should be read together with the unaudited interim financial statements and the notes to the unaudited interim financial statements included in this quarterly report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

Our operating results for the three month periods ended March 31, 2010 and March 31, 2009 are summarized as follows:

	Three Month Period Ended March 31, 2010 ($)	Three Month Period Ended March 31, 2009 ($)
Revenue	-	-
Cost of goods sold	100,015	275
Net Loss	(102,917)	(44,069)

Revenue

We had no revenues in the first quarter of 2010 or in the first quarter of 2009. This is due to the fact that, in the first quarter of 2010, we were focused primarily on the production, marketing and development of our products.

Cost of goods sold is comprised of product purchases and production costs and shipping and fulfillment costs. Shipping and fulfillment costs were $nil in the first quarter of 2010 as compared to $275 in the first quarter of 2009. These shipping and fulfillment costs were attributable to the website sales.

Expenses

Some of our primary operating expenses for the three month periods ended March 31, 2010 and March 31, 2009 are summarized as follows:

	Three Month Period Ended March 31, 2010 ($)	Three Month Period Ended March 31, 2009 ($)
Business development	19,088	-
Marketing and sales expense	14,017	-
Professional fees	54,012	43,006
Total Operating Expenses	88,822	44,652

Our operating expenses in the first quarter of 2010 totaled $88,822 as compared to $44,652 in the first quarter of 2009. This increase was due to our commencing production of our beverage products. As of March 31, 2009, significant production of our products had not yet commenced and, as a result, we did not have expense outlays for expenses such as marketing and sales and business development. We incurred marketing and sales expenses of $14,017 and business development expenses of $19,088 in the three months ended March 31, 2010 in connection with raising brand awareness in connection with the launch of our products.

Liquidity and Capital Resources

Working Capital

Our working capital results as at March 31, 2010 and December 31, 2009 are summarized as follows:

	As at March 31, 2010 ($)	As at December 31, 2009 ($)
Current assets	624,089	1,234
Current liabilities	424,797	422,997
Working capital (deficiency)	199,292	(421,763)

Current Assets

The increase in our current assets was due to an increase in cash from $328 as at December 31, 2009 to $523,168 as at March 31, 2010 as a result of a financing undertaken in connection with the closing of the share exchange agreement with All In.

Current Liabilities

Current liabilities at March 31, 2010 was comparable to current liabilities as at December 31, 2009, there being only a small increase from $422,997 to $424,797.

Cash Flow

Our cash flow for the three month periods ended March 31, 2010 and March 31, 2009 is summarized as follows:

	Three Month Period Ended March 31, 2010 ($)	Three Month Period Ended March 31, 2009 ($)
Cash used in Operating Activities	352,318	(7,172)
Cash provided by Investing Activities	-	-
Cash provided by Financing Activities	170,522	10,000
Net increase (decrease) in cash and cash equivalents	522,840	2,829

Cash Flow Used in Operating Activities

The increase in cash used in operating activities during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was related to increased expenses in connection with our focus on the development and launch of our products in the first quarter of 2010.

Cash Flow Provided by Investing Activities

No cash was provided by investing activities in the three months ended March 31, 2010 or 2009.

Cash Flow Provided by Financing Activities

The increase in cash flow provided by financing activities was primarily related to an increase in proceeds from sale of common stock of $640,000 in the three months ended March 31, 2010 as compared to $10,000 in the three months ended March 31, 2009.

Future Financing

As at March 31, 2010, we had a cumulative deficit of $11,663,961 and expect to incur further losses during the remainder of our fiscal year ending December 31, 2010. We do not anticipate generating positive internal operating cash flow until we can generate substantial revenues from the commercial sale of our drink products. We intend to raise the majority of our cash requirements for the next 12 months through equity financings.

As noted above, the financial requirements of our company for the next twelve months will depend on our ability to raise the money we require through debt financing and private placements associated with the issuance of additional equity securities of our company to our current stockholders and/or new stockholders. The issuance of additional equity securities by us may result in a significant dilution in the equity interests of our current stockholders. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Going Concern

As at March 31, 2010, we had incurred a net loss of $11,663,961 since our inception. In their report on the annual financial statements for the year ended December 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon the continued support of our shareholders to aid in financing our operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our chief executive officer (being our principal executive officer, principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, being March 31, 2010. Our chief executive officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2010.

Based on this evaluation, our chief executive officer concluded that, as of March 31, 2010, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting. The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive officer, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, or use or disposition of the registrant’s assets that could have a material effect on the financial statements.

Under the supervision of our chief executive officer we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at March 31, 2010.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of our internal control over financial reporting as of March 31, 2010, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

(1)

upon and subsequent to the closing of the share exchange agreement with Go All In, Inc., all of our former directors and officers, who formerly comprised our audit committee, resigned. As of May 12, 2010, we had not appointed new members to our audit committee to replace those outgoing directors and there was an inadequate amount of review by management of the financial statement reporting process;

(2)	inadequate segregation of duties and effective risk assessment;

(3)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and

(4)	inadequate security and restricted access to computers, including insufficient disaster recovery plans.

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis. As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of March 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO. Our new management, board of directors and newly appointed audit committee are currently evaluating remediation plans for the above deficiencies. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the weaknesses described above. However, we plan to take steps to enhance and improve the design of our internal control over financial reporting. We anticipate that our disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Controls

As discussed above, we conducted an evaluation of the effectiveness of our internal control over financial reporting during our most recent fiscal quarter ending March 31, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation using the criteria established, our management concluded that our internal control over financial reporting was not effective as of March 31, 2010.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors.

In addition to other information in this quarterly report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

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

We are authorized to issue up to 150,000,000 shares of common stock, of which, as of May 10, 2010, 63,596,432 shares are issued and outstanding and 50,000,000 shares of preferred stock, of which none are issued and outstanding. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our shareholders. Consequently, the shareholders may experience more dilution in their ownership of our stock in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference from our Form S-1 Registration Statement, filed on August 29, 2008)
3.2	Bylaws (incorporated by reference from our Form S-1 Registration Statement, filed on August 29, 2008)
3.3	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Nevada on February 16, 2010 (incorporated by reference from our Current Report on Form 8-K, filed on February 23, 2010)
10.1	Share Exchange Agreement dated February 26, 2010 among our company, Go All In, Inc. and the shareholders of Go All In, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 4, 2010)
10.2	Promissory Note and Security Agreement dated February 26, 2010 amount our company and Go All In, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 4, 2010)
10.3	Form of Convertible Promissory Note, dated effective as of February 22, 2010 (incorporated by reference from our Current Report on Form 8-K, filed on April 6, 2010)
10.4	Form of Unit Subscription Agreement, dated effective as of March 31, 2010 (incorporated by reference from our Current Report on Form 8-K, filed on April 6, 2010)
10.5	Assumption Agreement among our company, Go All In, Inc. and Venturex Global Investment Corp., dated March 31, 2010 (incorporated by reference from our Current Report on Form 8-K, filed on April 6, 2010)
10.6	Debt Settlement Subscription Agreement among our company and Venturex Global Investment Corp., dated March 31, 2010 (incorporated by reference from our Current Report on Form 8-K, filed on April 6, 2010)

10.7	Form of Lock Up Agreement among our company and certain shareholders of Go All In, Inc., dated March 31, 2010 (incorporated by reference from our Current Report on Form 8-K, filed on April 6, 2010)
10.8	Escrow Agreement among our company and certain shareholders of Go All In, Inc., dated March 31, 2010 (incorporated by reference from our Current Report on Form 8-K, filed on April 6, 2010)
10.9	Return to Treasury Agreement between our company and Deanna Embury, dated March 31, 2010 (incorporated by reference from our Current Report on Form 8-K, filed on April 6, 2010)
10.10	Return to Treasury Agreement between our company and Katherine Rodgers, dated March 31, 2010 (incorporated by reference from our Current Report on Form 8-K, filed on April 6, 2010)
31.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KORE NUTRITION INCORPORATED

/s/ Jeffrey Todd
By: Jeffrey Todd
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: May 25, 2010