Form 10-Q
period 2010-06-30
KORE NUTRITION, INC.
filed 2010-08-16
CIK 1444064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-54057

KORE NUTRITION INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2831 St. Rose Parkway, Suite 330, Henderson, Nevada, 89052
(Address of principal executive offices) (zip code)

702.475.5748
(Registrant’s telephone number, including area code)

2505 Anthem Village, Suite E-460, Henderson, Nevada, 89052
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
Yes [   ]     No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) |
Yes [   ]    No [   ] (Not currently applicable to the Registrant)

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
Yes [   ]    No [X]

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

64,241,432 common shares issued and outstanding as of August 11, 2010.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

While the information presented in the accompanying interim financial statements for the quarter ended June 30, 2010 is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period. These interim financial statements follow the same accounting policies and methods of their application as our December 31, 2009 annual audited financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with our December 31, 2009 annual audited financial statements.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)

F-1

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Current Assets
Cash	$62,954	$328
Trade accounts receivable, net	906	906
Prepaid expenses (Note 7)	353,179	-
Total Current Assets	417,039	1,234

Total Assets	$417,039	$1,234

Current Liabilities
Accounts payable	$147,050	$153,232
Interest payable	19,272	40,176
Notes payable - related parties	20,455	117,000
Accrued interest on convertible note (Note 4)	390	-
Current portion long-term debt	-	112,589
Total Current Liabilities	187,167	422,997

Long-Term Debt
Convertible note (Note 4)	75,000	-
Note payable, net of current portion - related party	-	387,411

Total Liabilities	262,167	810,408

Stockholders’ Equity (Deficit)
Preferred stock - $.001 par value, 50,000,000 shares authorized, no shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	-	-
Common stock - $.001 par value, 150,000,000 shares authorized, 64,116,432 shares and 51,661,563 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	64,117	51,661
Common stock payable	54,738	4,738
Additional paid-in capital	12,054,398	10,695,471
Deficit accumulated during the development stage	(12,018,381)	(11,561,044)
Total Stockholders’ Equity (Deficit)	154,872	(809,174)

Total Liabilities and Stockholders’ Equity (Deficit)	$417,039	$1,234

The accompanying notes are an integral part of the financial statements.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					Cumulative for
					the period
					May 24, 2007
	Three Months	Three Months	Six Months	Six Months	(inception)
	Ended	Ended	Ended	Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010

Revenues
Revenues, net	$-	$2,435	$-	$2,435	$362,877
Total Revenues	-	2,435	-	2,435	362,877

Cost of Goods Sold
Product purchases and production costs	11,477	-	11,477	-	127,186
Shipping and fulfillment costs	-	-	-	275	186,495
Total Cost of Goods Sold	11,477	2,435	11,477	275	313,681

Gross Profit	(11,477)	2,435	(11,477)	2,160	49,196

Operating Expenses
Business development	190,362	-	209,450	-	7,480,514
Office expenses	19,525	2,043	21,230	2,832	151,399
Marketing and sales expense	68,929	29,750	82,946	29,750	2,378,396
Outsource personnel	-	112,000	-	112,000	219,168
Professional fees	63,735	22,771	117,747	65,777	778,352
Total Operating Expenses	342,551	166,564	431,373	210,359	11,007,829

Other Income (Expense)
Interest income	-	-	-	1	4,857
Interest expense	(392)	-	(14,487)	-	(234,838)
Write off of inventory	-	-	-	-	(85,769)
Extinguishment of debt	-	-	-	-	(695,665)
Impairment of trademark	-	-	-	-	(48,333)
Total Other Income (Expense)	(392)	-	(14,487)	1	(1,059,748)

Net Loss	$(354,420)	$(164,129)	$(457,337)	$(208,198)	$(12,018,381)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted Average Number Common Shares Outstanding	63,727,861	31,672,000	57,770,475	31,346,000

The accompanying notes are an integral part of the financial statements.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock				Deficit
					Accumulated
			Common		During the	Total
			Stock		Development	Stockholders’
	Units	Dollars	Payable	APIC	Stage	Equity (Deficit)

Balance at December 31, 2008	30,687,124	$30,687	$4,738	$3,438,982	$(3,569,548)	$(95,141)

Conversion of debt	3,144,617	3,145	-	801,530	-	804,675
Shares for services	17,829,821	17,830	-	6,342,959	-	6,360,789
Discount on note payable	-	-	-	112,000	-	112,000
Net loss	-	-	-	-	(7,991,496)	(7,991,496)

Balance at December 31, 2009	51,661,563	$51,661	$4,738	$10,695,471	$(11,561,044)	$(809,174)

Stock issued for cash	1,800,000	1,800	-	898,200	-	900,000
Common stock subscribed	-	-	50,000	-	-	50,000
Debt conversion	1,200,000	1,200	-	598,800	-	600,000
Effect of reverse merger	9,454,869	9,456	-	(138,073)	-	(128,617)
Net loss	-	-	-	-	(457,337)	(457,337)

Balance at June 30, 2010 (unaudited)	64,116,432	$64,117	$54,738	$12,054,398	$(12,018,381)	$154,872

The accompanying notes are an integral part of the financial statements.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Cumulative for the
			period
			May 24, 2007
	Six Months	Six Months	(inception)
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2010	2009	2010

Operating Activities
Net loss	$(457,337)	$(208,198)	$(12,018,381)
Adjustments to reconcile net loss to cash flows provided (used) by operating activities:
Amortization	-	-	50,000
Write down of inventory	-	-	11,549
Stock option expense	-	-	112,000
Stock issued for services	-	-	6,949,779
Loss on conversion of payables	-	-	695,665
Imputed interest on notes payable	-	-	68,175
Change in assets and liabilities:
Accounts receivable	-	-	(907)
Inventory	-	(9,000)	(11,549)
Prepaid expenses	(353,179)	-	(353,179)
Accounts payable	5,201	57,187	803,670
Interest payable	(20,514)	-	395,210
Cash overdrafts	-	5,894	-
Cash Flows Used in Operating Activities	(825,829)	(154,117)	(3,297,968)

Investing Activities
Cash paid for purchase of trademark	-	-	(50,000)
Cash Flows From Investing Activities	-	-	(50,000)

Financing Activities
Proceeds from sale of common stock	900,000	-	1,950,000
Proceeds from common stock subscribed	50,000	-	50,000
Proceeds from debt issuances	130,455	137,000	1,826,422
Principal payments on debt	(152,000)	-	(375,500)
Payments to cancel shares	(40,000)	-	(40,000)
Cash Flows From Financing Activities	888,455	137,000	3,410,922

Net Increase in Cash and Cash Equivalents	62,626	17,117	62,954

Cash at Beginning of Period	328	17,117	-

Cash at End of Period	$62,954	$-	$62,954

Cash Paid for Interest	$35,000	$-	$35,000
Cash Paid for Income Taxes	$-	$-	$-

Non Cash Transactions
Notes Converted	$600,000	$-	$1,680,487
Accounts Payable Converted	$-	$34,260	$7,043,275
Accrued Liabilities Converted	$-	$-	$375,548

The accompanying notes are an integral part of the financial statements.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.	Summary of Significant Accounting Policies

Nature of Operations

Kore Nutrition Incorporated (“Kore”) was incorporated under the laws of the State of Nevada on October 13, 2006, and registered as an extra-provincial corporation in the province of British Columbia, Canada on January 3, 2007. The business model was initially to develop niche snack products to cater to a broad spectrum of health conscious consumers.

On February 16, 2010, Kore filed a Certificate of Amendment with the Secretary of State of the State of Nevada, amending the articles of incorporation by increasing its authorized capital to 200,000,000, of which 150,000,000 shares are common stock with a par value of $0.001 and 50,000,000 shares are preferred stock with a par value of $0.001 per share. The Board of Directors is authorized to prescribe the series and the number of shares of each series of preferred stock and the voting powers, designations, preferences, limitations, restrictions, relative rights or other variations of the shares of each class or series within each class of the preferred stock.

Effective March 4, 2010, Kore declared a 9.2 for 1 forward split, payable by way of a stock dividend whereby Kore issued an additional 8.2 shares for each share outstanding to stockholders of record as of February 25, 2010.

Go All In, LLC was organized under the laws of the state of Delaware on May 24, 2007 as a Limited Liability Company. As such, the members were personally responsible for liabilities arising in the normal course of business only to the extent that they had investments in Go All In, LLC. That is, to the extent that Go All In, LLC had liabilities arising in the ordinary course of business that exceeded Go All In, LLC’s assets, the members were not personally liable.

On December 18, 2008, Go All In, LLC converted to a C corporation and registered with the Secretary of State in Nevada as Go All In, Inc (“Go All In”). At the time of conversion, there were 63,888 Class A Common units issued and all Class A common units were converted, in their respective ownership percentages, to 24,750,001 shares of common stock in Go All In.

Effective March 31, 2010, Kore closed a share exchange agreement with Go All In and the shareholders of Go All In whereby Kore acquired all of the issued and outstanding shares of Go All In. For financial statement reporting purposes, the share exchange was treated as a reverse acquisition, with Go All In deemed the accounting acquirer and Kore deemed the accounting acquiree under the purchase method of accounting in accordance with Accounting Standards Codification (“ASC”) 805-10-40, Business Combinations – Reverse Acquisitions. The reverse merger is deemed a recapitalization and the consolidated financial statements represent the continuation of the financial statements of Go All In (the accounting acquirer/legal subsidiary) except for its capital structure, and the consolidated financial statements reflect the assets and liabilities of Go All In recognized and measured at their carrying value before the combination and the assets and liabilities of Kore (the legal acquiree/legal parent). The equity structure reflects the equity structure of Kore, the legal parent, and the equity structure of Go All In, the accounting acquirer, as restated using the exchange ratios established in the share exchange agreement to reflect the number of shares of the legal parent. References to the “Company” in these notes refer to Kore and its wholly-owned subsidiary, Go All In. See Note 7 – Bridge Loan and Share Exchange Agreement.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.	Summary of Significant Accounting Policies (continued)

The Company was organized to distribute and market an energy drink and bottled water via the Internet and other retail channels. The Company is a development stage company, as defined by Financial Accounting Standards Board (“FASB”) guidelines, in the business of developing and providing energy drinks and bottled water.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements. The results of operations for the period ended June 30, 2010 is not necessarily indicative of the operating results for the full year.

Accounting Method

The Company maintains its financial statements on the accrual basis of accounting and conforms to generally accepted accounting principles in the United States.

Cash and Cash Equivalents

Cash includes currency on hand and demand deposits with banks and other financial institutions. Cash equivalents are comprised of certain highly liquid investments with original maturities of less than three months. No such investments existed at June 30, 2010 or December 31, 2009.

Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the amount the Company expects to collect on balances outstanding at year-end. The allowances for doubtful accounts at June 30, 2010 and December 31, 2009 were $4,001 and $6,701, respectively.

Development Stage

The Company complies with ASC 915-10 for its characterization of the Company as development stage.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.	Summary of Significant Accounting Policies (continued)

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

Inventories

Inventories are valued at the lower of cost or market and consist solely of finished goods using the first in, first out (FIFO) method. The requirements for any provisions of estimated losses for obsolete, excess, or slow- moving inventories are reviewed periodically. Management has determined that no allowance for obsolete or excess inventory is necessary at June 30, 2010 and December 31, 2009.

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

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

• Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date foridentical, unrestricted assets or liabilities.

• Level 2 Inputs other than quoted prices included within Level 1 that are observable for the asset orliability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.	Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

•   Level 3 Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and may include the Company’s own data.)

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2010 and December 31, 2009:

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

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.	Summary of Significant Accounting Policies (continued)

Recently Adopted Accounting Pronouncements

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard will become effective on January 1, 2011 and the Company does not expect it to have a material effect on the financial position, results of operations or cash flows of the Company.

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.	Summary of Significant Accounting Policies (continued)

Recently Adopted Accounting Pronouncements (continued)

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

2.	Stockholders’ Equity

Effective February 16, 2010, the Company amended its articles of incorporation by increasing the authorized capital to 200,000,000 of which 150,000,000 shares are common stock with a par value of $0.001 and 50,000,000 shares are preferred stock with a par value of $0.001 per share.

Effective March 4, 2010, the Company declared a 9.2 for 1 forward split, payable by way of a stock dividend, whereby the Company issued an additional 8.2 shares for each share outstanding to stockholders of record as of February 25, 2010. This stock split is not presented retroactively in the accompanying financial statements.

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

On March 31, 2010, the Company issued 1,000,000 shares of common stock, at the conversion price of $0.50 per share, in connection with the settlement of $500,000 in debt owing to Venturex Global Investment Corp (Note 3).

On March 31, 2010, the Company paid $40,000 to two former directors and officers of the Company in connection with the cancellation of 101,080,000 restricted shares of the Company’s common stock (Note 3 and Note 7).

On March 31, 2010, the Company issued 200,000 shares of common stock, at the conversion price of $0.50 per share, in connection with the settlement of a $100,000 convertible promissory note (Note 7).

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

2.	Stockholders’ Equity (continued)

On June 7, 2010, the Company issued 520,000 units at a price of $0.50 per unit for gross proceeds of $260,000. Each unit consisted of one share of the Company’s common stock and one share purchase warrant, with each warrant entitling the holder thereof to purchase one share of the Company’s common stock at the exercise price of $0.60 per share until June 7, 2012. The relative fair market value of the warrants is $116,016.

As at June 30, 2010, the Company had included in common stock payable cash proceeds of $50,000 relating to the private placement described in Note 8.

3.	Related Party Transactions

During 2009, Jon Chan advanced $102,000 to the Company and a former director of Go All In advanced $10,000 to the Company. These two notes are interest bearing at 20% and are payable on demand. During the period ended June 30, 2010, the Company repaid Jon Chan $102,000 in principal repayments and $35,000 in accrued interest.

During 2009, a former director of Go All In advanced the Company $5,000. There is no stated interest rate on the note and it is payable on demand. The imputed interest amount is immaterial.

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
(unaudited)

4.	Debt

During 2009, Jon Chan advanced $102,000 to the Company and a former director of Go All In advanced $10,000 to the Company. These two notes are interest bearing at 20% and are payable on demand. During the period ended June 30, 2010, the Company repaid Jon Chan $102,000 in principal repayments and $35,000 in accrued interest.

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

During 2009, a former director of Go All In advanced the Company $5,000. There is no stated interest rate on the note and it is payable on demand. The imputed interest amount is immaterial.

During 2009, Venturex Global Investment Corp. advanced the Company $500,000. The Venturex Global Investment Corp. note had a stated interest rate of 12% and was to start to accrue on June 30, 2010 with payments on the note to commence with the quarter ended September 30, 2010 and to continue every quarter thereafter with payments for accrued interest at the note rate paid on the last day of each quarter. The maturity date of the note was June 21, 2014. During the period ended June 30, 2010, the note was converted into 1,000,000 common shares of the Company.

On February 22, 2010, the Company issued a demand promissory note in the principal amount of $50,000, which is unsecured, bears interest at the rate of 5% per annum, and is repayable in full on demand. During the period ended June 30, 2010, the Company repaid $50,000 in principal repayments.

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

On June 11, 2010, the Company issued a callable secured convertible note in the principal amount of $75,000 with 8% interest rate, 22% interest rate upon default and a maturity date of October 11, 2011 (the “Note”). The note is not convertible until 120 days after the date of issuance and, thereafter, is convertible into shares of common stock at 61% of the average of the lowest three closing prices for the Company’s shares of common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the investor to the borrower.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

4.	Debt (continued)

As at June 30, 2010, the carrying values of the convertible note and accrued interest payable thereon were $75,000 and $390, respectively.

	June 30,	December 31,
Long-term debt consists of the following:	2010	2009

Callable secured convertible note in the principal amount of $75,000 with 8% interest rate, 22% interest rate upon default and a maturity date of October 11, 2011.	$75,000	$-
Related party note payable, bearing interest at 12% payable in quarterly installments including interest beginning September 30, 2010. Interest on the note begins accruing on June 30, 2010. The note matures June 21, 2014.	-	500,000

Total	75,000	500,000
Less amount due within one year	-	(112,589)
Long-term debt	$75,000	$387,411
Maturities of long-term debt for the twelve months ending December 31,
2010	-	112,589
2011	75,000	78,966
2012	-	88,877
2013	-	100,031
2014	-	119,537
Total	$75,000	$500,000

5.	Going Concern

For the six months ended June 30, 2010, the Company incurred net losses of $457,337 and has incurred cumulative losses of $12,018,381 since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

6.	Bridge Loan and Share Exchange Agreement

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

After the issuance of 35,425,000 shares to the shareholders of Go All In and 1,000,000 shares to Venturex Global Investment Corp, the former shareholders of Go All In own approximately 53.0% of the Company’s issued and outstanding common shares. As a result of the closing of the share exchange agreement, Go All In became a wholly-owned subsidiary of the Company.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

6.	Bridge Loan and Share Exchange Agreement (continued)

On February 22, 2010, the Company borrowed (i) $50,000 by way of the issuance of a demand promissory note (which was repaid in connection with the closing of the share exchange agreement), and (ii) $100,000 by way of the issuance of a convertible promissory note, which note was convertible into shares of the Company’s common stock at the conversion price of $0.50 per share. The convertible promissory note was converted into 200,000 shares of the Company’s common stock at the conversion price of $0.50 per share effective March 31, 2010.

In connection with the entry into the share exchange agreement with Go All In, on February 26, 2010, the Company loaned to Go All In $150,000 by way of a bridge loan pursuant to the terms of a promissory note which bore interest at the rate of 7.5% per month and was to be repayable on September 1, 2010. The Company derived the funds to provide this loan from the issuance of the promissory note and convertible promissory note described in the preceding paragraph. The Company determined that Go All In’s obligation to repay the bridge loan was satisfied by the settlement of the promissory note and the convertible promissory note in connection with the closing of the share exchange agreement.

As stated above, the share exchange agreement closed on March 31, 2010 whereby Go All In became a wholly-owned subsidiary of the Company.

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

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

7.	Prepaid Expenses

On April 15, 2010, the Company entered into a consulting agreement with a vendor to create and package drinks in several flavours in consideration for a fixed fee of $5,000 for the first three formulas and a negotiated price for each additional formulation. During the six months ended June 30, 2010, the Company purchased additional product and packaging from the vendor in consideration for $135,768.

During the six months ended June 30, 2010, the Company made deposits to a vendor totaling $200,015 on beverage orders and purchased additional packaging in consideration for $12,396.

As the products have not been received as at June 30, 2010, the amounts have been classified as a prepaid expense.

8.	Subsequent Events

On July 26, 2010, the Company issued 125,000 shares of common stock at a price of $0.40 per share for gross proceeds of $50,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, including the risks in the section entitled “Risk Factors”, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: (1) a renewed downturn in international economic conditions; (2) any adverse occurrence with respect to the development or marketing of our drink products; (3) any adverse occurrence with respect to any of our licensing agreements; (4) our ability to successfully bring products to market; (5) product development or other initiatives by our competitors; (6) fluctuations in the availability and cost of materials required to produce our products; (7) any adverse occurrence with respect to distribution of our products; (8) potential negative financial impact from claims, lawsuits and other legal proceedings or challenges; and (9) other factors beyond our control.

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

Growth

We plan to significantly increase the production, sales, and distribution of our products over the next twelve months. We anticipate we will develop or acquire new products, increase production with Beverage Science and Fitness Water, build a standing inventory with UFS, and increase our marketing efforts, including endorsements, sponsorships, tournaments, and website development and promotion. We hope that our marketing efforts will result in an increased demand for our products by consumers. We intend to be able to meet that increased demand immediately by increasing our production rate ahead of our anticipated increase in demand. Beverage Science and Fitness Water have indicated that they have sufficient capacity to increase output of our products according to current and future demand profiles. By increasing production and building a standing inventory with UFS, our fulfillment house, we are attempting to ensure that consumers will not have to wait to obtain our products.

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

Our operating results for the three and six month periods ended June 30, 2010 and June 30, 2009 are summarized as follows:

	Three Month Period Ended June 30, 2010 ($)	Three Month Period Ended June 30, 2009 ($)	Six Month Period Ended June 30, 2010 ($)	Six Month Period Ended June 30, 2009 ($)
Revenue	-	2,435	-	2,435
Cost of goods sold	11,477	-	11,477	-
Shipping and fulfillment costs	-	-	-	275
Operating Expenses	342,551	166,564	431,373	210,359
Other Income (Expenses)	(842)	-	(14,949)	1
Net Loss	(354,420)	(164,129)	(457,337)	(208,198)

Revenue

We had no revenues in the three and six month periods ended June 30, 2010 and we generated $2,435 in revenue for the three and six month periods ended June 30, 2009. We did not generate revenue during the three and six month periods ended June 30, 2010 due to the fact that, in the six month period ended June 30, 2010, we were focused primarily on the production, marketing and development of our products.

Cost of goods sold is comprised of product purchases and production costs and shipping and fulfillment costs. Product purchases and production costs were $11,477 during the three and six months ended June 30, 2010 compared to $nil during the three and six months ended June 30, 2009. Shipping and fulfillment costs were $nil during the three months ended June 30, 2010 as compared to $nil during the three months ended June 30, 2009. Shipping and fulfillment costs were $nil during the six months ended June 30, 2010 as compared to $275 during the six months ended June 30, 2009. These shipping and fulfillment costs were attributable to the website sales.

Expenses

Some of our primary operating expenses for the three and six month periods ended June 30, 2010 and June 30, 2009 are summarized as follows:

	Three Month Period Ended June 30, 2010 ($)	Three Month Period Ended June 30, 2009 ($)	Six Month Period Ended June 30, 2010 ($)	Six Month Period Ended June 30, 2009 ($)
Business development	190,362	-	209,450	-
Office expenses	19,525	2,043	21,230	2,832
Marketing and sales expense	68,929	29,750	82,946	29,750
Outsource personnel	-	112,000	-	112,000
Professional fees	63,735	22,771	117,747	65,777
Total Operating Expenses	342,551	166,564	431,373	210,359

Our operating expenses in three month period ended June 30, 2010 totaled $342,551 as compared to $166,564 in the three month period ended June 30, 2009. This increase was due to our commencing production of our beverage products. As of June 30, 2009, significant production of our products had not yet commenced and, as a result, we did not have expense outlays for expenses such as marketing and sales and business development. We incurred marketing and sales expenses of $68,929 and business development expenses of $190,362 in the three months ended June 30, 2010 in connection with raising brand awareness in connection with the launch of our products.

Our operating expenses in six month period ended June 30, 2010 totaled $431,373 as compared to $210,359 in the six month period ended June 30, 2009. This increase was due to our commencing production of our beverage products. As of June 30, 2009, significant production of our products had not yet commenced and, as a result, we did not have expense outlays for expenses such as marketing and sales and business development. We incurred marketing and sales expenses of $82,946 and business development expenses of $209,450 in the six months ended June 30, 2010 in connection with raising brand awareness in connection with the launch of our products.

Liquidity and Capital Resources

Working Capital

Our working capital results as at June 30, 2010 and December 31, 2009 are summarized as follows:

	As at June 30, 2010 ($)	As at December 31, 2009 ($)
Current assets	417,039	1,234
Current liabilities	187,167	422,997
Working capital (deficiency)	229,872	(421,763)

Current Assets

The increase in our current assets was due to an increase in cash from $328 as at December 31, 2009 to $62,954 as at June 30, 2010 as a result of a financing undertaken in connection with the closing of the share exchange agreement with All In and an increase in prepaid expenses from $nil as at December 31, 2009 to $353,179 as at June 30, 2010.

Current Liabilities

Current liabilities at June 30, 2010 decreased to $187,167 from $422,997 as at December 31, 2009. This decrease was primarily due to the repayment of debt in the amount of $102,000 owed to a related party of the company and the settlement of certain long-term debt.

Cash Flow

Our cash flow for the six month periods ended June 30, 2010 and June 30, 2009 is summarized as follows:

	Six Month Period Ended June 30, 2010 ($)	Six Month Period Ended June 30, 2009 ($)
Cash used in Operating Activities	(825,829)	(154,117)
Cash provided by Investing Activities	-	-
Cash provided by Financing Activities	888,455	137,000
Net increase (decrease) in cash and cash equivalents	62,626	17,117

Cash Flow Used in Operating Activities

The increase in cash used in operating activities during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 was related to increased expenses in connection with our focus on the development and launch of our products in the first and second quarter of 2010.

Cash Flow Provided by Investing Activities

No cash was provided by investing activities in the six months ended June 30, 2010 or 2009.

Cash Flow Provided by Financing Activities

The increase in cash flow provided by financing activities was primarily related to an increase in proceeds from sale of common stock of $950,000 in the six months ended June 30, 2010 as compared to $nil in the six months ended June 30, 2009.

On June 7, 2010, we completed a private placement whereby we issued 520,000 units at a price of $0.50 per unit to two subscribers for total proceeds of $260,000. Each unit consists of one common share in our company and one share purchase warrant, with each warrant entitling the holder to acquire one common share at any time within two years from the date of issuance of the warrant at a price of $0.60 per share.

On June 11, 2010, we issued to Asher Enterprises, Inc. one 8% convertible promissory note, dated effective June 9, 2010, in the principal amount of $75,000, payable in full on October 11, 2011. The note bears interest at the rate of 8% and a 22% interest rate upon default.

On July 26, 2010, we completed a private placement whereby we issued 125,000 shares at a price of $0.40 per share to three subscribers for total proceeds of $50,000.

Future Financing

As at June 30, 2010, we had a cumulative deficit of $12,018,381 and expect to incur further losses during the remainder of our fiscal year ending December 31, 2010. We do not anticipate generating positive internal operating cash flow until we can generate substantial revenues from the commercial sale of our drink products. We intend to raise the majority of our cash requirements for the next 12 months through equity financings.

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

Going Concern

As at June 30, 2010, we had incurred a net loss of $12,018,381 since our inception. In their report on the annual financial statements for the year ended December 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our chief executive officer (being our principal executive officer, principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, being June 30, 2010. Our chief executive officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2010.

Based on this evaluation, our chief executive officer concluded that, as of June 30, 2010, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting. The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive officer, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Under the supervision of our chief executive officer we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at June 30, 2010.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of our internal control over financial reporting as of June 30, 2010, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

(1)	inadequate segregation of duties and effective risk assessment;

(2)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and

(3)	inadequate security and restricted access to computers, including insufficient disaster recovery plans.

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis. As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of June 30, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO. Our new management, board of directors and newly appointed audit committee are currently evaluating remediation plans for the above deficiencies. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the weaknesses described above. However, we plan to take steps to enhance and improve the design of our internal control over financial reporting. We anticipate that our disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Controls

As discussed above, we conducted an evaluation of the effectiveness of our internal control over financial reporting during our most recent fiscal quarter ending June 30, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation using the criteria established, our management concluded that our internal control over financial reporting was not effective as of June 30, 2010.

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

We are authorized to issue up to 150,000,000 shares of common stock, of which, as of August 11, 2010, 64,241,432 shares are issued and outstanding and 50,000,000 shares of preferred stock, of which none are issued and outstanding. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our shareholders. Consequently, the shareholders may experience more dilution in their ownership of our stock in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 7, 2010, we completed a private placement whereby we issued 520,000 units at a price of $0.50 per unit to two subscribers. Each unit consists of one common share in our company and one share purchase warrant, with each warrant entitling the holder to acquire one common share at any time within two years from the date of issuance of the warrant at a price of $0.60 per share. We issued the units to two non-US persons relying on the registration exemption provided by Regulation S, promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”).

On June 11, 2010, we issued to Asher Enterprises, Inc. one 8% convertible promissory note, dated effective June 9, 2010, as amended July 12, 2010, in the principal amount of $75,000, payable in full on October 11, 2011 and entered into a subscription agreement with Asher Enterprises with respect to the granting of the note. The issuance of the note was made pursuant to an exemption from registration under the Securities Act, in reliance on Regulation D promulgated under the Securities Act (“Regulation D”), by issuing the Note to an accredited investor (as that term is defined in Regulation D).

On July 26, 2010, we completed a private placement whereby we issued 125,000 shares at a price of $0.40 per share to three subscribers. These shares were issued to three US persons pursuant to the “accredited investor” exemption from registration under the Securities Act, in reliance on Regulation D.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

The Bylaws that were filed with our Form S-1 on August 29, 2008 were the incorrect Bylaws of our company. The correct Bylaws are being filed as an exhibit to this quarterly report.

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

3.4*	Bylaws
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

10.7	Form of Lock Up Agreement among our company and certain shareholders of Go All In, Inc., dated March 31, 2010 (incorporated by reference from our Current Report on Form 8-K, filed on April 6, 2010)
10.8	Escrow Agreement among our company and certain shareholders of Go All In, Inc., dated March 31, 2010 (incorporated by reference from our Current Report on Form 8-K, filed on April 6, 2010)
10.9	Return to Treasury Agreement between our company and Deanna Embury, dated March 31, 2010 (incorporated by reference from our Current Report on Form 8-K, filed on April 6, 2010)
10.10	Return to Treasury Agreement between our company and Katherine Rodgers, dated March 31, 2010 (incorporated by reference from our Current Report on Form 8-K, filed on April 6, 2010)
10.11*	Form of unit subscription agreement
10.12*	Convertible Promissory Note with Asher Enterprises Inc. dated June 9, 2010
10.13*	Amendment No. 1 to Convertible Promissory Note with Asher Enterprises Inc. dated July 12, 2010
10.14*	Subscription Agreement with Asher Enterprises Inc. dated July 12, 2010
10.15*	Amendment No. 1 Subscription Agreement with Asher Enterprises Inc. dated July 12, 2010
10.16*	Form of common stock subscription agreement

31.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
Dated: August 16, 2010