Form 10-Q
period 2010-09-30
KORE NUTRITION, INC.
filed 2010-11-15
CIK 1444064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

702.589.4626
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes[  ]  No[  ] (Not currently applicable to the Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

64,241,432 common shares issued and outstanding as of November 15, 2010.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

While the information presented in the accompanying interim financial statements for the quarter ended September 30, 2010 is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period. These interim financial statements follow the same accounting policies and methods of their application as our December 31, 2009 annual audited financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with our December 31, 2009 annual audited financial statements.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)

F-1

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Current Assets
Cash	$1,161	$328
Trade accounts receivables, net	906	906
Inventory (Note 7)	135,767	-
Total Current Assets	137,834	1,234

Total Assets	$137,834	$1,234

Current Liabilities
Bank indebtedness	$366	$-
Accounts payable	301,774	153,232
Interest payable	19,272	40,176
Notes payable - related parties	54,322	117,000
Accrued interest on convertible note (Note 4)	2,281	-
Current portion long-term debt	-	112,589
Total Current Liabilities	378,015	422,997

Long-Term Debt
Convertible note (Note 4)	75,000	-
Note payable, net of current portion - related party	-	387,411
Total Liabilities	453,015	810,408

Stockholders’ Equity (Deficit)
Preferred stock - $.001 par value, 50,000,000 shares authorized, no shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	-	-
Common stock - $.001 par value, 150,000,000 shares authorized, 64,241,432 shares and 51,661,563 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	64,242	51,661
Common stock payable	4,738	4,738
Additional paid-in capital	12,104,273	10,695,471
Deficit accumulated during the development stage	(12,488,434)	(11,561,044)
Total Stockholders’ Equity (Deficit)	(315,181)	(809,174)

Total Liabilities and Stockholders’ Equity (Deficit)	$137,834	$1,234

The accompanying notes are an integral part of the financial statements.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					Cumulative for
					the period
					May 24, 2007
	Three Months	Three Months	Nine Months	Nine Months	(inception)
	Ended	Ended	Ended	Ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010

Revenues
Revenues, net	$-	$578	$-	$3,013	$362,877
Total Revenues	-	578	-	3,013	362,877

Cost of Goods Sold
Product purchases and production costs	218,645	-	230,122	-	345,831
Shipping and fulfillment costs	-	-	-	275	186,495
Total Cost of Goods Sold	218,645	-	230,122	275	532,326

Gross Profit	(218,645)	578	(230,122)	2,738	(169,449)

Operating Expenses
Business development	190,912	6,578,575	400,362	6,578,575	7,671,426
Office expenses	21,072	4,588	42,302	7,420	172,471
Marketing and sales expense	1,474	22,437	84,420	52,187	2,379,870
Outsource personnel	-	30,867	-	142,867	219,168
Professional fees	40,394	134,863	158,715	200,640	819,320
Total Operating Expenses	253,852	6,771,330	685,799	6,981,689	11,262,255

Other Income (Expense)
Interest income	-	-	-	1	4,857
Interest expense	(1,890)	(144,198)	(16,377)	(144,198)	(236,728)
Write off of inventory	-	-	-	-	(85,769)
Extinguishments of debt	-	-	-	-	(695,665)
Impairment of trademark	-	-	-	-	(48,333)
Gain on Fx Transaction	4,334	-	4,908	-	4,908
Total Other Income (Expense)	2,444	(144,198)	(11,397)	(144,197)	(1,056,730)

Net Loss	$(470,053)	$(6,914,950)	$(927,390)	$(7,123,148)	$(12,488,434)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.18)	$(0.02)	$(0.21)
Weighted Average Number Common Shares Outstanding	64,206,000	38,261,000	59,911,000	33,676,000

The accompanying notes are an integral part of the financial statements.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

					Deficit
	Common Stock				Accumulated	Total
			Common		During the	Stockholders’
			Stock		Development	Equity
	Units	Dollars	Payable	APIC	Stage	(Deficit)

Balance at December 31, 2008	30,687,124	$30,687	$4,738	$3,438,982	$(3,569,548)	$(95,141)

Conversion of debt	3,144,617	3,145	-	801,530	-	804,675
Shares for services	17,829,821	17,830	-	6,342,959	-	6,360,789
Discount on note payable	-	-	-	112,000	-	112,000
Net loss	-	-	-	-	(7,991,496)	(7,991,496)

Balance at December 31, 2009	51,661,563	$51,661	$4,738	$10,695,471	$(11,561,044)	$(809,174)

Stock issued for cash	1,925,000	1,925	-	948,075	-	950,000
Debt conversion	1,200,000	1,200	-	598,800	-	600,000
Effect of reverse merger	9,454,869	9,456	-	(138,073)	-	(128,617)
Net loss	-	-	-	-	(927,390)	(927,390)

Balance at September 30, 2010 (unaudited)	64,241,432	$64,242	$4,738	$12,104,273	$(12,488,434)	$(315,181)

The accompanying notes are an integral part of the financial statements.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Cumulative for the
			period
			May 24, 2007
	Nine Months	Nine Months	(inception)
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2010	2009	2010

Operating Activities
Net loss	$(927,390)	$(7,123,148)	$(12,488,434)
Adjustments to reconcile net loss to cash flows provided (used) by operating activities:
Amortization	-	-	50,000
Write down of inventory	-	-	11,549
Stock option expense	-	112,000	112,000
Stock issued for services	-	6,360,788	6,949,779
Loss on conversion of payables	-	-	695,665
Imputed interest on notes payable	-	-	68,175
Change in assets and liabilities:
Accounts receivable	-	43	(907)
Inventory	(135,767)	-	(147,316)
Accounts payable	160,290	97,922	958,760
Accrued expenses	(18,623)	32,197	397,101
Cash Flows Used in Operating Activities	(921,490)	(520,198)	(3,393,628)

Investing Activities
Cash paid for purchase of trademark	-	-	(50,000)
Cash Flows Used in Investing Activities	-	-	(50,000)

Financing Activities
Proceeds from sale of common stock	950,000	-	2,000,000
Proceeds from debt issuances	158,867	-	1,854,834
Principal payments on debt	(146,544)	617,000	(370,045)
Payments to cancel shares	(40,000)	-	(40,000)
Cash Flows From Financing Activities	922,323	617,000	3,444,789

Net Increase in Cash and Cash Equivalents	833	96,802	1,161

Cash at Beginning of Period	328	17,117	-

Cash at End of Period	$1,161	$113,919	$1,161

Cash Paid for Interest	$35,000	$-	$35,000
Cash Paid for Income Taxes	$-	$-	$-

Non Cash Transactions
Notes Converted	$600,000	$-	$1,680,487
Accounts Payable Converted	$-	$34,260	$7,043,275
Accrued Liabilities Converted	$-	$-	$375,548

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

Effective March 31, 2010, Kore closed a share exchange agreement with Go All In and the shareholders of Go All In whereby Kore acquired all of the issued and outstanding shares of Go All In. For financial statement reporting purposes, the share exchange was treated as a reverse acquisition, with Go All In deemed the accounting acquirer and Kore deemed the accounting acquiree under the purchase method of accounting in accordance with Accounting Standards Codification (“ASC”) 805-10-40, Business Combinations – Reverse Acquisitions . The reverse merger is deemed a recapitalization and the consolidated financial statements represent the continuation of the financial statements of Go All In (the accounting acquirer/legal subsidiary) except for its capital structure, and the consolidated financial statements reflect the assets and liabilities of Go All In recognized and measured at their carrying value before the combination and the assets and liabilities of Kore (the legal acquiree/legal parent). The equity structure reflects the equity structure of Kore, the legal parent, and the equity structure of Go All In, the accounting acquirer, as restated using the exchange ratios established in the share exchange agreement to reflect the number of shares of the legal parent. References to the “Company” in these notes refer to Kore and its wholly-owned subsidiary, Go All In. See Note 7 – Bridge Loan and Share Exchange Agreement.

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

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements. The results of operations for the period ended September 30, 2010 is not necessarily indicative of the operating results for the full year.

Accounting Method

The Company maintains its financial statements on the accrual basis of accounting and conforms to generally accepted accounting principles in the United States.

Cash and Cash Equivalents

Cash includes currency on hand and demand deposits with banks and other financial institutions. Cash equivalents are comprised of certain highly liquid investments with original maturities of less than three months. No such investments existed at September 30, 2010 or December 31, 2009.

Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the amount the Company expects to collect on balances outstanding at year-end. The allowances for doubtful accounts at September 30, 2010 and December 31, 2009 were $(4,001) and $(6,701), respectively.

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

Inventories

Inventories are valued at the lower of cost or market and consist solely of finished goods using the first in, first out (FIFO) method. The requirements for any provisions of estimated losses for obsolete, excess, or slow-moving inventories are reviewed periodically. Management has determined that no allowance for obsolete or excess inventory is necessary at September 30, 2010 and December 31, 2009.

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

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2010 and December 31, 2009:

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

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company’s adoption of the provisions of ASU 2010-11 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), Consolidation (Topic 810): Amendments for Certain Investment Funds. The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of the provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 Subsequent Events (ASC Topic 855) Amendments to Certain Recognition and Disclosure Requirements (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

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

2.	Stockholders’ Equity (Deficit)

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

On March 31, 2010, the Company paid $40,000 to two former directors and officers of the Company in connection with the cancellation of 101,080,000 restricted shares of the Company’s common stock (Note 3 and Note 6).

On March 31, 2010, the Company issued 200,000 shares of common stock, at the conversion price of $0.50 per share, in connection with the settlement of a $100,000 convertible promissory note (Note 6).

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

During 2009, Jon Chan advanced $102,000 to the Company and a former director of Go All In advanced $10,000 to the Company. These two notes are interest bearing at 20% and are payable on demand. During the period ended September 30, 2010, the Company repaid Jon Chan $102,000 in principal repayments and $35,000 in accrued interest.

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

In 2010, the Chief Executive Officer of the Company advanced the Company $3,000 which is payable on demand.

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

During 2009, Jon Chan advanced $102,000 to the Company and a former director of Go All In advanced $10,000 to the Company. These two notes are interest bearing at 20% and are payable on demand. During the period ended September 30, 2010, the Company repaid Jon Chan $102,000 in principal repayments and $35,000 in accrued interest.

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

During 2009, Venturex Global Investment Corp. advanced the Company $500,000. The Venturex Global Investment Corp. note had a stated interest rate of 12% and was to start to accrue on June 30, 2010 with payments on the note to commence with the quarter ended September 30, 2010 and to continue every quarter thereafter with payments for accrued interest at the note rate paid on the last day of each quarter. The maturity date of the note was June 21, 2014. During the period ended September 30, 2010, the note was converted into 1,000,000 common shares of the Company.

4.	Debt (continued)

On February 22, 2010, the Company issued a demand promissory note in the principal amount of $50,000, which is unsecured, bears interest at the rate of 5% per annum, and is repayable in full on demand. During the period ended September 30, 2010, the Company repaid $50,000 in principal repayments.

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

The Company has entered into two amendments to the terms of the note, on July 12, 2010 and October 5, 2010. These amendments allow the Company to pre-pay the principal amount of the note, and accrued interest thereon, prior to the note-holder converting such amounts into shares of the Company’s common stock. Pursuant to the October 5, 2010 amendment, until 180 days from June 9, 2010, the Company has the right to prepay the outstanding amount, upon compliance with certain notice procedures, by paying an amount in cash equal to 175% multiplied by the sum of the outstanding principal amount plus any accrued interest thereon plus any default interest, if any, plus any additional amounts that may be payable to accordance with the terms of the convertible note. As of the date of this Form 10-Q, the Company has not repaid any amounts owing under the note.

As at September 30, 2010, the carrying values of the convertible note and accrued interest payable thereon were $75,000 and $2,281, respectively.

	September 30,	December 31,
Long-term debt consists of the following:	2010	2009

Callable secured convertible note in the principal amount of $75,000 with 8% interest rate, 22% interest rate upon default and a maturity date of October 11, 2011.	$75,000	$-
Related party note payable, bearing interest at 12% payable in quarterly installments including interest beginning September 30, 2010. Interest on the note begins accruing on June 30, 2010. The note matures June 21, 2014.	-	500,000

Total	75,000	500,000
Less amount due within one year	-	(112,589)
Long-term debt	$75,000	$387,411
Maturities of long-term debt for the twelve months ending December 31,
2010	-	112,589
2011	75,000	78,966
2012	-	88,877
2013	-	100,031
2014	-	119,537
Total	$75,000	$500,000

5.	Going Concern

For the nine months ended September 30, 2010, the Company incurred net losses of $927,390 and has incurred cumulative losses of $12,488,434 since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

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

6.	Bridge Loan and Share Exchange Agreement (continued)

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

7.	Inventory

On April 15, 2010, the Company entered into a consulting agreement with a vendor to create and package drinks in several flavours in consideration for a fixed fee of $5,000 for the first three formulas and a negotiated price for each additional formulation. During the nine months ended September 30, 2010, the Company purchased additional product and packaging from the vendor in consideration for $135,767.

8.	Commitments

On June 1, 2007, the Company entered into an agreement to acquire the All N Trademark, as registered for use in conjunction with clothing and energy drinks, in consideration for $50,000 upon execution of the agreement. The Company also agreed to pay a royalty of 1% on all gross sales of the trademarked energy drinks, clothing and related products sold by the Company until a total amount of $175,000 has been reached. During the period from June 1, 2007 to September 30, 2010, the Company has paid or accrued royalties of $4,048. As at September 30, 2010, the Company owes $676 which is included in accounts payable.

9.	Subsequent Events

On November 9, 2010, the Company granted stock options to directors, officers, employees and consultants of the Company to acquire up to 2,105,000 common shares at $0.13 per share exercisable until November 9, 2015.

On October 5, 2010, the Company entered into an amendment of the $75,000 note referred to in Note 4. Pursuant to the amendment, until 180 days from June 9, 2010, the Company has the right to prepay the outstanding amount, upon compliance with certain notice procedures, by paying an amount in cash equal to 175% multiplied by the sum of the outstanding principal amount plus any accrued interest thereon plus any default interest, if any, plus any additional amounts that may be payable in accordance with the terms of the convertible note. As of the date of this Form 10-Q, the Company has not repaid any amounts owing under the note.

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

Our operating results for the three and nine month periods ended September 30, 2010 and September 30, 2009 are summarized as follows:

	Three Month Period Ended September 30, 2010 ($)	Three Month Period Ended September 30, 2009 ($)	Nine Month Period Ended September 30, 2010 ($)	Nine Month Period Ended September 30, 2009 ($)
Revenue	-	578	-	3,013
Cost of goods sold	218,645	-	230,122	-
Shipping and fulfillment costs	-	-	-	275
Operating Expenses	253,852	6,771,330	685,799	6,981,689
Other Income (Expenses)	2,444	(144,198)	(11,397)	(144,197)
Net Loss	(470,053)	(6,914,950)	(927,390)	(7,123,148)

Revenue

We had no revenues in the three and nine month periods ended September 30, 2010 and we generated $578 and $3,013 in revenue for the three and nine month periods ended September 30, 2009, respectively. We did not generate revenue during the three and nine month periods ended September 30, 2010 due to the fact that, in the nine month period ended September 30, 2010, we were focused primarily on the production, marketing and development of our products.

Cost of goods sold is comprised of product purchases and production costs and shipping and fulfillment costs. Product purchases and production costs were $218,645 during the three months ended September 30, 2010 compared to $Nil during the three months ended September 30, 2009. Product purchases and production costs were $230,122 during the nine months ended September 30, 2010 compared to $Nil during the nine months ended September 30, 2009. Shipping and fulfillment costs were $Nil during the three months ended September 30, 2010 and September 30, 2009. Shipping and fulfillment costs were $Nil during the nine months ended September 30, 2010 as compared to $275 during the nine months ended September 30, 2009. These shipping and fulfillment costs were attributable to the website sales.

Expenses

Some of our primary operating expenses for the three and nine month periods ended September 30, 2010 and September 30, 2009 are summarized as follows:

	Three Month Period Ended September 30, 2010 ($)	Three Month Period Ended September 30, 2009 ($)	Nine Month Period Ended September 30, 2010 ($)	Nine Month Period Ended September 30, 2009 ($)
Business development	190,912	6,578,575	400,362	6,578,575
Office expenses	21,072	4,588	42,302	7,420
Marketing and sales expense	1,474	22,437	84,420	52,187
Outsource personnel	-	30,867	-	142,867
Professional fees	40,394	134,863	158,715	200,640
Total Operating Expenses	253,842	6,771,330	685,799	6,981,689

Our operating expenses in the three month period ended September 30, 2010 totaled $253,852 as compared to $6,771,330 in the three month period ended September 30, 2009. This decrease was due to our significantly reducing business development expenses from $6,578,575 in the three months ended September 30, 2009 to $190,912 in the three months ended September 30, 2010. We also had reduced professional fees (2010: $40,394, 2009: $134,863), marketing and sales expenses (2010: $22,437, 2009: $798) and outsource personnel expenses (2010: $30,867, 2009: $nil) in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. As of September 30, 2010, significant production of our products had not yet commenced and, as a result, we did not have expense outlays for expenses such as marketing and sales and business development. Our marketing and sales expenses and business development expenses incurred in the three months ended September 30, 2010 were related to raising brand awareness in connection with the launch of our products.

Our operating expenses in the nine month period ended September 30, 2010 totaled $685,799 as compared to $6,981,689 in the nine month period ended September 30, 2009. This decrease was due to our significantly reducing business development expenses from $6,578,575 in the nine months ended September 30, 2009 to $400,362 in the nine months ended September 30, 2010. As of September 30, 2010, significant production of our products had not yet commenced and, as a result, we did not have expense outlays for expenses such as marketing and sales and business development. We incurred marketing and sales expenses of $84,420 and business development expenses of $400,362 in the nine months ended September 30, 2010 in connection with raising brand awareness in connection with the launch of our products.

Liquidity and Capital Resources

Working Capital

Our working capital results as at September 30, 2010 and December 31, 2009 are summarized as follows:

	As at September 30, 2010 ($)	As at December 31, 2009 ($)
Current assets	137,834	1,234
Current liabilities	378,015	422,997
Working capital (deficiency)	(240,181)	(421,763)

Current Assets

The increase in our current assets was primarily due to an increase in inventory from $nil as at December 31, 2009 to $135,767 as at September 30, 2010 and a slight increase in cash from $328 as at December 31, 2009 to $795 as at

September 30, 2010.

Current Liabilities

Current liabilities at September 30, 2010 decreased to $378,015 from $422,997 as at December 31, 2009. This decrease was primarily due to the repayment of debt in the amount of $120,000 owed to a related party of the company and the settlement of certain long-term debt.

Cash Flow

Our cash flow for the nine month periods ended September 30, 2010 and September 30, 2009 is summarized as follows:

	Nine Month Period Ended September 30, 2010 ($)	Nine Month Period Ended September 30, 2009 ($)
Cash used in Operating Activities	(921,490)	(520,198)
Cash provided by Investing Activities	-	-
Cash provided by Financing Activities	922,322	617,000
Net increase (decrease) in cash and cash equivalents	833	96,802

Cash Flow Used in Operating Activities

The increase in cash used in operating activities during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was related to increased expenses in connection with our focus on the development and launch of our products in the first, second and third quarter of 2010.

Cash Flow Provided by Investing Activities

No cash was provided by investing activities in the nine months ended September 30, 2010 or 2009.

Cash Flow Provided by Financing Activities

The increase in cash flow provided by financing activities was primarily related to an increase in proceeds from sale of common stock of $950,000 in the nine months ended September 30, 2010 as compared to $Nil in the nine months ended September 30, 2009 and an increase in proceeds from debt issuances of $158,867 in the nine months ended September 30, 2010 as compared to $Nil in the nine months ended September 30, 2009.

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

On June 11, 2010, we issued to Asher Enterprises, Inc. one 8% convertible promissory note, dated effective June 9, 2010, in the principal amount of $75,000, payable in full on October 11, 2011. The note bears interest at the rate of 8% and a 22% interest rate upon default. Since June 11, 2010, we have entered into two amendments, on July 12, 2010 and October 5, 2010, respectively, to the terms of this note, and the subscription agreement related thereto. These amendments allow our company to pre-pay the principal amount of the note, and accrued interest thereon, prior to Asher being able to convert such amounts into our common shares. Pursuant to the October 5, 2010 amendment, until the date that is 180 days from June 9, 2010, we have the right to prepay the outstanding amount, upon compliance with certain notice procedures, by paying to Asher an amount in cash equal to 175% multiplied by the sum of the outstanding principal amount plus any accrued interest thereon plus any default interest, if any, plus any additional amounts that may be payable to Asher in accordance with the terms of the convertible note, if any. As of the date of this Form 10-Q, we have not repaid any amounts owing under the note.

On July 26, 2010, we completed a private placement whereby we issued 125,000 shares at a price of $0.40 per share to three subscribers for total proceeds of $50,000.

Future Financing

As at September 30, 2010, we had a cumulative deficit of $12,488,434 and expect to incur further losses during the remainder of our fiscal year ending December 31, 2010. We do not anticipate generating positive internal operating cash flow until we can generate substantial revenues from the commercial sale of our drink products. We intend to raise the majority of our cash requirements for the next 12 months through equity financings.

As noted above, the financial requirements of our company for the next twelve months will depend on our ability to raise the money we require through debt financing and private placements associated with the issuance of additional equity securities of our company to our current shareholders and/or new shareholders. The issuance of additional equity securities by us may result in a significant dilution in the equity interests of our current shareholders. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Going Concern

As at September 30, 2010, we had incurred a net loss of $12,488,434 since our inception. In their report on the annual financial statements for the year ended December 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our chief executive officer (being our principal executive officer, principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, being September 30, 2010. Our chief executive officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2010.

Based on this evaluation, our chief executive officer concluded that, as of September 30, 2010, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting. The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive officer, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Under the supervision of our chief executive officer we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at September 30, 2010.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of our internal control over financial reporting as of September 30, 2010, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

(1)	inadequate segregation of duties and effective risk assessment;

(2)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and

(3)	inadequate security and restricted access to computers, including insufficient disaster recovery plans.

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis. As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of September 30, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO. Our new management, board of directors and newly appointed audit committee are currently evaluating remediation plans for the above deficiencies. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the weaknesses described above. However, we plan to take steps to enhance and improve the design of our internal control over financial reporting. We anticipate that our disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Controls

As discussed above, we conducted an evaluation of the effectiveness of our internal control over financial reporting during our most recent fiscal quarter ending September 30, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation using the criteria established, our management concluded that our internal control over financial reporting was not effective as of September 30, 2010.

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

Our board of directors may change our operating policies and strategies without prior notice or shareholder approval and such changes could harm our business and results of operations and the value of our stock.

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

We are authorized to issue up to 150,000,000 shares of common stock, of which, as of November 12, 2010, 62,241,432 shares are issued and outstanding and 50,000,000 shares of preferred stock, of which none are issued and outstanding. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our shareholders. Consequently, the shareholders may experience more dilution in their ownership of our stock in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

Effective July 27, 2010, our company’s board of directors adopted the 2010 Stock Option Plan. The purpose of the 2010 Stock Option Plan is to enhance long-term value for our shareholders by offering opportunities to directors, officers, employees and eligible consultants of our company to acquire and maintain stock ownership in our company in order to give these persons the opportunity to participate in our company’s growth and success, and to encourage them to remain in the service of our company. A total of 3,212,000 shares of common stock are available for issuance under the 2010 Stock Option Plan.

The 2010 Stock Option Plan provides for the grant of incentive stock options and non-qualified stock options. Incentive stock options granted under the 2010 Stock Option Plan are those that may qualify as “incentive stock options" as defined under Section 422 of the Internal Revenue Code. However, in order to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code, the 2010 Stock Option Plan must be approved by the shareholders of our company within 12 months of its adoption and certain other conditions must be complied with by the optionee. The 2010 Stock Option Plan has not been approved by our shareholders. Non-qualified stock options granted under the 2010 Stock Option Plan are option grants that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code.

The above description of the 2010 Stock Option Plan is qualified in its entirety by reference to the full text of the 2010 Stock Option Plan, which is attached as Exhibit 10.6 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

On November 9, 2010, we granted stock options to directors, officers, employees and consultants of the Company to acquire up to 2,105,000 common shares at $0.13 per share exercisable until November 9, 2015. The grants are subject to the execution of stock option agreements by the optionees and the terms of our 2010 Stock Option Plan. Five of the optionees are not U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended), and we issued 850,000 of these options in to these five grantees in offshore transactions relying on the registration exemption provided by Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended. Nine of these optionees are U.S. person and we issued 1,255,000 options to them relying on the registration exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

There were no material changes to the procedures by which our shareholders may recommend nominees to our board of directors in the three months ended September 30, 2010.

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

3.4	Amended Bylaws (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 16, 2010)
10.1	Convertible Promissory Note with Asher Enterprises Inc. dated June 9, 2010 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 16, 2010)
10.2	Amendment No. 1 to Convertible Promissory Note with Asher Enterprises Inc. dated July 12, 2010 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 16, 2010)

10.3*	Amendment No. 2 to Convertible Promissory Note with Asher Enterprises Inc. dated October 5, 2010
10.4	Subscription Agreement with Asher Enterprises Inc. dated July 12, 2010 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 16, 2010)
10.5	Amendment No. 1 to Subscription Agreement with Asher Enterprises Inc. dated July 12, 2010 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 16, 2010)
10.6*	2010 Stock Option Plan
10.7*	Form of U.S. Stock Option Agreement
10.8*	Form of Non-U.S. Stock Option Agreement
31.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

Dated: November 15, 2010