Form 10-K
period 2010-12-31
KORE NUTRITION, INC.
filed 2011-04-15
CIK 1444064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to________________

Commission file number 000-54057

KORE NUTRITION INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

2831 St. Rose Parkway, Suite 330,
Henderson, Nevada	89052
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 702.589.4626

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

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
Yes [ ]     No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $32,418,689 based on a price of $0.51 per share as of June 30, 2010.

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
67,081,392 shares of common stock as of April 8, 2011

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
Not Applicable

PART I

Forward-Looking Statements.

This annual report on Form 10-K contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations. In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this annual report on Form 10-K include statements about:

  Our business plans,

  Our ability to raise additional finances,

  Our anticipated future marketplaces,

  Our anticipated sales and marketing strategy,

  Our negotiations with Big Brands Inc. and Fitness Water for the manufacturing of our products,

  Our belief that we are not dependent on a single supplier and will have an adequate source of raw materials,

  Our belief that we will be in compliance with regulations regarding non-alcoholic beverages,

  Our belief that we may become an official sponsor of the world series of poker again, and

  Our future investments and allocation of capital resources.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

  Our ability to continue as a going concern,

  General economic and business conditions,

  Our lack of operating history,

  Our dependence on manufactures and distributors to produce our products,

  Changes to regulatory requirements relating to non-alcoholic beverages,

  Our ability to comply with existing regulatory requirements relating to non-alcoholic beverages,

  A decline in the popularity of energy drinks, bottle water, or poker, and

  The risks in the section of this annual report entitled “Risk Factors”,

any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements and any assumptions upon which they are based are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results

As used in this annual report, the terms “we”, “us” “our” and “Kore” mean Kore Nutrition Incorporated and our wholly-owned subsidiary, Go All In, LLC. Unless otherwise stated, “$” refers to United States dollars.

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

On February 26, 2010, we entered into a share exchange agreement with Go All In, LLC (“All In”). The closing of the agreement occurred on March 31, 2010. Pursuant to the terms of the agreement, we acquire all of the issued and outstanding common shares of All In from the shareholders of All In in exchange for the issuance by us to the shareholders of All In of an aggregate of 35,425,000 shares of our common stock, on a pro rata basis. As a result of the closing of the share exchange agreement, All In became a wholly-owned subsidiary of our company.

Effective March 4, 2010, we declared a 9.2 for 1 forward split, payable by way of a stock dividend whereby we issued an additional 8.2 shares for each share outstanding to stockholders of record as of February 25, 2010.

On September 7, 2010, we appointed an advisory board to help develop and expand our products. Our advisory board consists of the following members: Phil Atwell, chairman of the advisory board; Wayne Blackburn, Pharm.D., M.B.A., a nutrition and health advisor; Mitch Cohen, a business development advisor; Albert Gaydosh, a product development advisor; Mathew D. Lucas, a investment banking advisor; Mark Myden, a sports marketing advisor; and Samuel J. Rowe, a marketing and event advisor. For a brief biography of the individuals comprising the advisory board, please see our news release dated September 7, 2010. We have not entered into any compensation arrangement with the members of our advisory board; however, our board of directors anticipates that we will award share options annually to the members or on an ad hoc basis based on exception performance.

Description of Business

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

Principal Products

Our current products include bottled water and three different flavors of energy drinks: citrus, grape and Acai Berry. Our products are classified as non-alcoholic ready-to-drink beverages and are classified as “New Age” or “Alternative Beverages”. New Age beverages are distinguishable from mainstream carbonated soft drinks in that they tend to contain less sugar, less carbonation, and natural ingredients. As a general rule, three criteria have been established for such a classification: (1) relatively new introduction to the marketplace; (2) a perception by consumers that consumption is healthier than mainstream carbonated soft drinks; and (3) the use of natural ingredients and flavors in the products.

Energy Drinks

Our energy drinks are labeled “ALL IN ENERGY DRINK”. They are specially formulated with adaptogenic herbs, vitamins and amino acids, which we believe collectively provide sustainable energy, a sharpened sense of focus, and support for the immune system. Herbs such as astralagus, schidandra, Panax Ginseng, and Panax Quinquefolium are used in our proprietary blend to support the immune system. A high-content of vitamins and amino acid ingredients, such as Vitamin C, Niacin, Vitamin B6, Folic Acid, Vitamin B12 and Pantothenic Acid, are included. We believe these ingredients assist with sharpening focus and increasing energy. Our energy drinks are specifically formulated as low calorie, low sodium beverages that contain zero carbohydrates and zero sugar to deliver a consistent level of energy. These qualities are intended to attract the attention of both male and female consumers.

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

Lollipops

Similar to our energy drinks, we have introduced a line of Lollipops that will have zero sugar, zero caffeine, and zero preservatives. We anticipate that we will initially launch three distinct flavors: Grape, Green Apple and Watermelon. We believe that our lollipops will provide a health-energy alternative to current products on the market.

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

World Series of Poker Sponsorship

The World Series of Poker (“WSOP”) is the largest set of poker tournaments in the world. It is held annually in Las Vegas and, since 2007, has consisted of 55 events. As an official sponsor of the WSOP, in both 2008 and 2009, we enjoyed the following exposure opportunities for our brand and products:

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

In 2010, due to the financial condition of our company, we were not an official sponsor of the WSOP but did provide samples during the tournament. If the financial condition of our company improves, we anticipate that we may become an official sponsor again.

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

One of our key objectives during the fourth quarter of 2010 was to establish our brand in Asia. We collaborated with a well recognized business leader in Hong Kong, Mr. Desmond Liew, and we ultimately partnered with Mr. Liew, who formed All In Asia, which is a licensee of All In. We are working with Mr. Liew to introduce our products into Hong Kong, mainland China, and Macau initially, then develop an expansion plan to enter the rest of Asia over the next three year period.

In October, 2010, we entered into a distribution agreement with Stason Texas, who will provide marketing, sales, warehousing and distribution services for Go All In, Inc. in the Southwestern United States, for it’s All In Energy drinks and enhanced bottled water products.

In November 2010, we entered into a distribution partnership with HG Products Distribution LLC (“HG”), a subsidiary of Hensley Group LTD. HG distributes specialty food products and snack foods on and off-premise, throughout the Las Vegas, Nevada marketplace.

We entered into a multi-year distribution agreement with Pacific Asia Profit Inc. (“PAPI”) in December 2010. PAPI is managed by Mr. Olivay Sourachet, an experienced marketing and distribution expert in Asia. We believe that PAPI will be an integral component of the strategic development of our health energy products.

In December 2010, we appointed Sharpworx Ltd. a Bahamas corporation, as the exclusive distributor for our energy drinks and water in the Caribbean Islands, contingent upon sales and distribution objectives being achieved over three years, based on agreed market development plans between the parties.

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

We are authorized to issue up to 150,000,000 shares of common stock, of which, as of April 8, 2011, 65,881,393 shares are issued and outstanding and 50,000,000 shares of preferred stock, of which none are issued and outstanding. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our shareholders. Consequently, the shareholders may experience more dilution in their ownership of our stock in the future.

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

ITEM 2. PROPERTIES.

We do not own any real property used in the operation of our current business. We maintain our corporate office at 2831 St. Rose Parkway, Suite 330, Henderson, NV 89052. We believe that the condition of our leased property is satisfactory, suitable and adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material pending legal proceedings to which our company or our subsidiary is a party or of which any of our properties, or the properties of our subsidiary, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or our subsidiary or has a material interest adverse to our company or our subsidiary.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on the OTC Bulletin Board under the trading symbol “KORE”. Quotations of our common stock on the OTC Bulletin Board and on the Pink OTC Markets Inc. have been sporadic, and trading volume has been low.

Set forth below are the range of high and low bid quotations for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions:

Quarter Ended	High Bid	Low Bid
March 31, 2009	$0.00	$0.00
June 30, 2009	$0.00	$0.00
September 30, 2009	$0.00	$0.00
December 31, 2009	$0.00	$0.00
March 31, 2010	$0.20	$0.00
June 30, 2010	$0.70	$0.01
September 30, 2010	$0.94	$0.00
December 31, 2010	$0.50	$0.00

On April 14, 2011, the closing price for our common stock as reported by the OTC Bulletin Board was $0.245.

Holders of our Common Stock

As of April 4, 2011, there were 32 holders of record of our common stock.

Island Stock Transfer is the registrar and transfer agent for our common shares. Their address is 100 2nd Avenue, South, Suite 705 S, St. Petersburg, FL 33701 (telephone number: 727.289.0010) .

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

Equity Compensation Plans

Effective July 27, 2010, our board of directors approved of our 2010 Stock Option Plan (the “Plan”).

The Plan provides for the grant of incentive stock options to purchase our common shares to our directors, officers, employees and consultants. The Plan will be administered by our board of directors, except that they may delegate such responsibility to a committee comprising of at least two directors. The maximum number of our common shares which may be reserved and set aside for issuance under the stock option plan is 3,212,000 of the issued and outstanding common shares of our company’s stock on the date of issue. Each option, upon its exercise, entitles the grantee to one common share.

The exercise price of common shares subject to an option will be determined by the board of directors at the time of grant. Stock options may be granted under our stock option plan for an exercise period of up to ten years from the date of grant of the option or such lesser periods as may be determined by our board of directors. Incentive stock options granted to shareholders holding greater than 10% of our common shares have an exercise period of a maximum of 5 years.

The following table summarizes certain information regarding our equity compensation plan as at December 31, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,155,000	$0.13	1,057,000
Equity compensation plans not approved by security holders	0	-	0
Total	2,155,000	$0.13	1,057,000

Recent Sales of Unregistered Securities

Other than as disclosed in previous quarterly reports on Form 10-Q or current reports on Form 8-K, we did not issue any equity securities that were not registered under the Securities Act during the fiscal year ended December 31, 2010.

On November 7, 2010, we issued 750,000 shares of common stock, at a conversion price of $0.10 per share, in connection with the settlement of $75,000 in accounts payable. We issued these shares to one non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction pursuant to Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2010.

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

Results of Operations for the Fiscal Years ended December 31, 2010 and December 31, 2009

The following summary should be read in conjunction with our audited financial statements for the years ended December 31, 2010 and 2009 included herein.

	Year Ended		Year Ended
	December 31,		December 31,
	2010		2009
Revenue	$2,152	$	nil
Cost of goods sold	23,384		11,824
Gross Profit (Loss)	(21,232)		(11,824)
Operating Expenses	1,497,905		7,131,831
Total Other Income (Expense)	(90,473)		(847,841)

Net Loss	$(1,609,610)		$(7,991,496)

Revenue

We generated $2,152 in revenue for the year ended December 31, 2010, compared with no revenue for the year ended December 31, 2009. We have generated minimal revenue to date because we have been focused primarily on the production, marketing and development of our products.

Cost of Good Sold

Cost of goods sold is comprised of product purchases and production costs and shipping and fulfillment costs. Product purchases and production costs were $23,384 for the year ended December 31, 2010, compared to $nil for the year ended December 31, 2009. Operating expense of $1,497,905 included costs of $213,877 related to our product purchase and production costs as a result of product reformulations, thus incurring higher cost of goods, manufacturing costs, storage costs and transportation costs due to the rise in oil prices and other factors. Shipping and fulfillment costs were $nil for the year ended December 31, 2010, compared to $11,824 for the year ended December 31, 2009. This change of $11,824 in our shipping and fulfillment costs was a result an increase in our website sales.

Operating Expenses

Our operating expenses for the year ended December 31, 2010 and December 31, 2009 are summarized as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
Business development	$637,143	$6,640,575
General and administrative expenses	269,404	18,101
Marketing and sales expenses	383,079	52,887
Outsource personnel	-	144,867
Professional fees	208,279	275,401

Our business development expenses consist of travel expenses and consulting fees related to business development. Our business development expenses decreased by $6,003,432 in the year ended December 31, 2010 compared to December 31, 2009. During the year ended December 31, 2009, we issued 17,829,821 shares of common stock for services with a fair value of $6,360,789 which were included in business development expenses. There were no shares issued for services during the year ended December 31, 2010. Our general and administrative expenses consist of rent, utilities, office supplies and expenses, transfer agent and filing fees. Our general and administrative expenses increased by $251,303 in the year ended December 31, 2010 compared to December 31, 2009. This increase resulted substantially as a result of an stock-based compensation of $203,066 from the grant of stock options in the year ended December 31, 2010 versus $nil for the year ended December 31, 2009. Our marketing and sales expenses consist of promotion and advertising costs. Our marketing and sales expenses increased by $330,192 in the year ended December 31, 2010 compared to December 31, 2009 as a result of an increase in website costs from $6,430 during the year ended December 31, 2009 to $37,985 during the year ended December 31, 2010 and an increase in advertising costs from $2,500 during the year ended December 31, 2009 to $122,649 during the year ended December 31, 2010. In addition the marketing costs for 2010 include costs of $213,877 related to our product purchase and production costs as a result of product reformulations Our professional fees consist of legal and accounting fees. Our professional fees decreased by $67,122 in the year ended December 31, 2010 compared to December 31, 2009 as a result of a reduction in legal expenses incurred during the year ended December 31, 2010 versus the year ended December 31, 2009.

Liquidity and Capital Resources

Our financial position as at December 31, 2010 and December 31, 2009 and the changes for the years then ended are as follows:

Working Capital
	As at	As at
	December 31,	December 31,
	2010	2009
Current Assets	$137,942	$1,234
Current Liabilities	720,083	422,997
Working Capital	$(582,141)	$(421,763)

Our working capital deficiency increased by $160,378 at December 31, 2010 compared to December 31, 2009 as a result of increases in accounts payable from $153,232 at December 31, 2009 to $395,431 at December 31, 2010 and accounts payable – related parties from $nil at December 31, 2009 to $230,658 at December 31, 2010, offset by increases in inventory from $nil at December 31, 2009 to $127,991 at December 31, 2010 and a reduction in the current portion of long-term debt from $112,589 at December 31, 2009 to $7,654 at December 31, 2010.

Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
Net cash used in Operating Activities	$(1,127,888)	$(633,790)
Net cash provided by Investing Activities	511,382	-
Net cash provided in Financing Activities	626,129	617,000
Increase (Decrease) in Cash during the Year	$9,623	$(16,790)
Cash, Beginning of Year	328	17,118
Cash, End of Year	$9,951	$328

Cash Flow Used in Operating Activities

Our cash used in operating activities increased by $494,098 in the year ended December 31, 2010 compared to December 31, 2009 as a result of increased accounts payable related party expenses in connection with our focus on the development and launch of our products.

Cash Flow Provided by Investing Activities

Our cash provided by investing activities increased by $511,382 in the year ended December 31, 2010 compared to December 31, 2009 as a result of share exchange agreement.

Cash Flow Provided by Financing Activities

Our cash provided by financing activities increased by $9,129 in the year ended December 31, 2010 compared to December 31, 2009 as a result of increased financings during the year ended December 31, 2010. In the year ended December 31, 2010, we completed the following financings:

On March 31, 2010, we completed a non-brokered private placement, pursuant to which we issued 1,280,000 units at a price of $0.50 per unit for gross proceeds of $640,000. Each unit consisted of one share of common stock and one share purchase warrant, with each warrant entitling the holder to acquire one share of common stock at the exercise price of $0.60 per share until March 31, 2012.

On June 7, 2010, we completed a private placement whereby we issued 520,000 units at a price of $0.50 per unit to two subscribers for total proceeds of $260,000. Each unit consists of one common share of common stock and one share purchase warrant, with each warrant entitling the holder to acquire one share of common stock at the exercise price of $0.60 per share until June 7, 2012.

On June 11, 2010, we issued to Asher Enterprises, Inc. (“Asher”) one 8% convertible promissory note, dated effective June 9, 2010, in the principal amount of $75,000, payable in full on October 11, 2011. The note bears interest at the rate of 8% and a 22% interest rate upon default. Since June 11, 2010, we have entered into two amendments, on July 12, 2010 and October 5, 2010, respectively, to the terms of this note, and the subscription agreement related thereto. These amendments allow our company to pre-pay the principal amount of the note, and accrued interest thereon, prior to Asher being able to convert such amounts into our common shares.  Pursuant to the October 5, 2010 amendment, until the date that is 180 days from June 9, 2010, we have the right to prepay the outstanding amount, upon compliance with certain notice procedures, by paying to Asher an amount in cash equal to 175% multiplied by the sum of the outstanding principal amount plus any accrued interest thereon plus any default interest, if any, plus any additional amounts that may be payable to Asher in accordance with the terms of the convertible note, if any. On February 3, 2011 we repaid all amounts outstanding under the convertible promissory note.

On July 26, 2010, we completed a private placement whereby we issued 125,000 shares of common stock at a price of $0.40 per share to three subscribers for total proceeds of $50,000.

Future Financings

As at December 31, 2010, we had a cumulative deficit of $13,170,654. We do not anticipate generating positive internal operating cash flow until we can generate substantial revenues from the commercial sale of our drink products. We intend to raise the majority of our cash requirements for the next 12 months through equity financings.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended December 31, 2010, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

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

Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the amount the Company expects to collect on balances outstanding at year-end. The allowances for doubtful accounts at December 31, 2010 and 2009 were $4,907 and $6,701, respectively.

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

Inventories

Inventories are valued at the lower of cost or market and consist solely of finished goods using the first in, first out (FIFO) method. The requirements for any provisions of estimated losses for obsolete, excess, or slow-moving inventories are reviewed periodically. Management has determined that no allowance for obsolete or excess inventory is necessary at December 31, 2010 and 2009.

Accounting for Derivative Instrument

All derivatives have been recorded on the balance sheet at fair value based on the lattice model calculation. These derivatives, including embedded derivatives in the Company’s convertible promissory note with Asher Enterprises, which has a reset provision to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in promissory note, are separately valued and accounted for on the Company’s balance sheet. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates. The Company valued the conversion features present in their convertible notes using a binomial lattice valuation model, with the assistance of a valuation consultant.

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

  The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2010 and 2009:

  Level 1: None

  Level 2: None

  Level 3: None

  Total Gain (Losses): None

  Share-based Compensation

  The Company records share based compensation in accordance with ASC 718, Compensation-Stock Based Compensation, and ASC 505-50, Equity-Based Payments to Non-Employees which requires the measurement and recognition of compensation expense, based on estimated fair values, for all unit-based awards, made to employees and directors, including unit options. ASC 505-50 requires companies to estimate the fair value of unit-based awards on the date of grant using an option-pricing model.

  The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s unit price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected unit price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the Statement of Operations over the requisite service period. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

  Recent Accounting Pronouncements

  The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Not applicable.

  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  KORE NUTRITION INCORPORATED
  (A DEVELOPMENT STAGE COMPANY)

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Board of Directors and
  Stockholders of Kore Nutrition, Inc.

  We have audited the accompanying consolidated balance sheets of Kore Nutrition, Inc. (a development stage company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended and for the period of May 24, 2007 (inception) through December 31, 2010. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kore Nutrition, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period of May 24, 2007 (inception) through December 31, 2010 in conformity with accounting principles generally accepted in the Unites States of America.

  The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the company has suffered recurring losses from operations and requires additional financing to continue in operation. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

  /s/ M&K CPAs,PLLC
  Houston, Texas
  April 15, 2011

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
Current Assets
Cash	$9,951	$328
Trade accounts receivables, net	-	906
Inventory	127,991	-
Total Current Assets	137,942	1,234

Total Assets	$137,942	$1,234

Current Liabilities
Accounts payable	$395,431	$153,232
Accounts payable – related party	230,658	-
Interest payable	51,319	40,176
Notes payable - related party	35,021	117,000
Notes payable, net of unamortized debt discount	7,654	112,589
Derivative Liabilities	84,911	-
Total Current Liabilities	804,994	422,997

Long-Term Debt
Note payable, net of current portion - related party	-	387,411
Total Liabilities	804,994	810,408

Stockholders’ Deficit
Preferred stock - $.001 par value, 50,000,000 shares authorized, no shares issued and outstanding at December 31, 2010 and 2009, respectively	-	-
Common stock - $.001 par value, 150,000,000 shares authorized, 65,114,432 and 30,687,124 shares issued and outstanding at December 31, 2010 and 2009, respectively	65,115	30,687
Common stock payable	24,521	-
Additional paid-in capital	12,413,966	10,721,183
Deficit accumulated during the development stage	(13,170,654)	(11,561,044)
Total Stockholders’ Deficit	(667,052)	(809,174)

Total Liabilities and Stockholders’ Deficit	$137,942	$1,234

  The accompanying notes are an integral part of the financial statements.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			May 24, 2007
			(inception)
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2010	2009	2010

Revenues
Revenues, net	$2,152	$-	$365,029
Total Revenues	2,152	-	365,029

Cost of Goods Sold
Product purchases and production costs	23,384	-	139,093
Shipping and fulfillment costs	-	11,824	186,495
Total Cost of Goods Sold	23,384	11,824	325,588

Gross Profit	(21,232)	(11,824)	39,441

Operating Expenses
Business development	637,143	6,640,575	7,908,207
General and administrative expenses	269,404	18,101	399,573
Marketing and sales expense	383,079	52,887	2,678,529
Outsource personnel	-	144,867	219,168
Professional fees	208,279	275,401	868,884
Total Operating Expenses	1,497,905	7,131,831	12,074,361

Loss Before Other Income (Expense)	(1,519,137)	(7,143,655)	(12,034,920)

Other Income (Expense)
Interest income	-	-	4,857
Interest expense	(71,786)	(152,176)	(292,137)
Write off of inventory	-	-	(85,769)
Extinguishments of debt	-	(695,665)	(695,665)
Impairment of trademark	-	-	(48,333)
Loss on fair value of derivative liability	(19,911)	-	(19,911)
Gain on foreign exchange	5,736	-	5,736
Gain on extinguishment of debt	17,988	-	17,988
Loss on settlement of debt	(22,500)	-	(22,500)
Total Other Income (Expense)	(90,473)	(847,841)	(1,135,734)

Net Loss	$(1,609,610)	$(7,991,496)	$(13,170,654)

Basic and Diluted Loss Per Common Share	$(0.03)	$(0.21)
Weighted Average Number Common Shares Outstanding	55,945,488	37,665,000

  The accompanying notes are an integral part of the financial statements.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT

					Deficit
	Common Stock				Accumulated
			Common		During the	Total
			Stock		Development	Stockholders’
	Units	Dollars	Payable	APIC	Stage	Equity (Deficit)

Balance at December 31, 2008	9,712,686	$9,712	$-	$3,464,694	$(3,569,548)	$(95,142)

Stock issued for debt conversion	3,144,617	3,145	-	801,530	-	804,675
Stock issued for services	17,829,821	17,830	-	6,342,959	-	6,360,789
Discount on note payable	-	-	-	112,000	-	112,000
Net loss	-	-	-	-	(7,991,496)	(7,991,496)

Balance at December 31, 2009	30,687,124	$30,687	$-	$10,721,183	$(11,561,044)	$(809,174)

Stock issued for cash	645,000	645	-	309,355	-	310,000
Stock issued for services	750,000	750	-	96,750	-	97,500
Stock issued for debt conversion	123,000	123	-	9,877	-	10,000
Effect of reverse merger	32,909,308	32,910	4,738	1,073,735	-	1,111,383
Common stock subscription	-	-	19,783	-	-	19,783
Stock based compensation	-	-	-	203,066	-	203,066
Net loss	-	-	-	-	(1,609,610)	(1,609,610)

Balance at December 31, 2010	65,114,432	$65,115	$24,521	$12,413,966	$(13,170,654)	$(667,052)

  The accompanying notes are an integral part of the financial statements..

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			May 24, 2007
			(inception)
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2010	2009	2010

Operating Activities
Net loss	$(1,609,610)	$(7,991,496)	$(13,170,654)
Adjustments to reconcile net loss to cash flows provided (used) by operating activities:
Amortization	-	-	50,000
Accretion of debt discount	7,654	-	7,654
Bad debt expense	906	-	906
Forgiveness of Debt	(203,326)		(203,326)
Discount on note payable	-	112,000	112,000
Loss on change in fair value of derivatives	19,911	-	19,911
Gain on extinguishment of debt	(17,988)	-	(17,988)
Write down of inventory	-	-	11,549
Stock issued for services	-	7,131,203	6,949,779
Stock based compensation	203,066	-	203,066
Loss on conversion of payables	97,500	-	793,165
Imputed interest on notes payable	-	-	68,175
Change in assets and liabilities:
Accounts receivable	-	43	(907)
Inventory	(127,991)	14,951	(139,540)
Accounts payable	241,539	59,333	1,040,008
Accounts payable – related parties	230,658	-	230,658
Interest payable	29,793	40,176	445,517
Cash Flows Used in Operating Activities	(1,127,888)	(633,790)	(3,600,027)
Investing Activities
Cash received from reverse merger	511,382	-	511,382
Cash paid for purchase of trademark	-	-	(50,000)
Cash Flows Provided by Investing Activities	511,382	-	(461,382)

Financing Activities
Proceeds from sale of common stock	329,783	-	1,379,783
Proceeds from debt issuances	473,346	-	2,139,517
Principal payments on debt	(177,000)	617,000	(370,704)
Cash Flows Provided by Financing Activities	626,129	617,000	3,148,596

Net Increase in Cash and Cash Equivalents	9,623	(16,790)	9,951
Cash at Beginning of Period	328	17,118	-

Cash at End of Period	$9,951	$328	$9,951

Cash Paid for Interest	$35,000	$-	$35,000
Cash Paid for Income Taxes	$-	$-	$-
Non Cash Transactions
Notes Converted	$610,000	$-	$1,690,487
Debt Discount on conversion of NP	$10,000	$-	$10,000
Accounts Payable Converted	$75,000	$34,260	$7,118,275
Accrued Liabilities Converted	$-	$-	$375,548

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

  Cash and Cash Equivalents

  Cash includes currency on hand and demand deposits with banks and other financial institutions. Cash equivalents are comprised of certain highly liquid investments with original maturities of less than three months. No such cash equivalents existed at December 31, 2010 and 2009.

  Allowance for Doubtful Accounts

  Trade accounts receivable are recorded at the amount the Company expects to collect on balances outstanding at year-end. The allowances for doubtful accounts at December 31, 2010 and 2009 were $4,907 and $6,701, respectively.

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

  Inventories

  Inventories are valued at the lower of cost or market and consist solely of finished goods using the first in, first out (FIFO) method. The requirements for any provisions of estimated losses for obsolete, excess, or slow-moving inventories are reviewed periodically. Management has determined that no allowance for obsolete or excess inventory is necessary at December 31, 2010 and 2009.

  Accounting for Derivative Instrument

  All derivatives have been recorded on the balance sheet at fair value based on the lattice model calculation. These derivatives, including embedded derivatives in the Company’s convertible promissory note with Asher Enterprises, which has a reset provision to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in promissory note, are separately valued and accounted for on the Company’s balance sheet. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates. The Company valued the conversion features present in their convertible notes using a binomial lattice valuation model, with the assistance of a valuation consultant.

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

  The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2010 and 2009:

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

  Level 1: None
  Level 2: None
  Level 3: None
  Total Gain (Losses): None

  Share-based Compensation

  The Company records share based compensation in accordance with ASC 718, Compensation-Stock Based Compensation, and ASC 505-50, Equity-Based Payments to Non-Employees which requires the measurement and recognition of compensation expense, based on estimated fair values, for all unit-based awards, made to employees and directors, including unit options. ASC 505-50 requires companies to estimate the fair value of unit-based awards on the date of grant using an option-pricing model.

  The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s unit price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected unit price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the Statement of Operations over the requisite service period. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

  Reclassifications

  Certain accounts in the prior-year (audited) financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year (audited) financial statements.

  Recently Adopted Accounting Pronouncements

  In October 2009, the Financial Accounting Standards Board (“FASB”) issued new revenue recognition standards for arrangements with multiple deliverables, where certain of those deliverables are non-software related. The new standards permit entities to initially use management’s best estimate of selling price to value individual deliverables when those deliverables do not have Vendor Specific Objective Evidence (“VSOE”) of fair value or when third-party evidence is not available. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for annual periods ending after June 15, 2010 and early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on the Company’s consolidated financial position, results of operations and cash flows.

  In June 2009, the FASB issued guidance establishing the Codification as the source of authoritative U.S. Generally Accepted Accounting Principles (“U. S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on changes in the Codification. All content in the Codification carries the same level of authority, and the U.S. GAAP hierarchy was modified to include only two levels of U.S. GAAP: authoritative and non-authoritative.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

  The Codification is effective for the Company’s interim and annual periods beginning with the Company’s year ending December 31, 2009. Adoption of the Codification affected disclosures in theConsolidated Financial Statements by eliminating references to previously issued accounting literature, such as SFASs, EITFs and FSPs.

  In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity.

  These new standards amend the evaluation criteria to identify the primary beneficiary of a variable interest entity and require ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. The provisions of the new standards are effective for annual reporting periods beginning after November 15, 2009 and interim periods within those fiscal years. The adoption of the new standards will not have an impact on the Company’s consolidated financial position, results of operations and cash flows.

  In May 2009, the FASB issued guidance establishing general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and shall be applied to subsequent events not addressed in other applicable generally accepted accounting principles. This guidance, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations and cash flows.

  The Emerging Issue Task Force released a pronouncement related to determining whether an instrument (or imbedded Feature) is indexed to an entity’s own stock. This became effective for the Company on March 31, 2009. The Company’s warrants and its Convertible 8% Senior Secured Notes issued in 2008 have reset provisions to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in such warrants and notes. The adoption of the pronouncement on January 1, 2009, the company recorded a cumulative effect of a change in accounting principle resulting in a reclassification of the Company’s outstanding warrants from stockholders’ equity to liabilities, which required the warrants to be fair valued at each reporting period, with the changes in fair value recognized in the Company’s consolidated statement of operations. At December 31, 2010, the Company recorded a derivative liability of $84,911 and a change in the fair value – derivative liability for the year ended December 31, 2010 of $19,911. No derivative liability existed as of December 31, 2009.

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

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

  Each unit consisted of one share of the Company’s common stock and one share purchase warrant, with each warrant entitling the holder thereof to purchase one share of theCompany’s common stock at the exercise price of $0.60 per share until March 31, 2012. The relative fair market value of the warrants is $278,978.

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

  On November 7, 2010, the Company issued 750,000 shares of common stock, at the conversion price of $0.10 per share, in connection with the settlement of $75,000 in accounts payable. The fair value of the Company’s common stock on the conversion date was $97,500, resulting in a loss on settlement of debt of $22,500.

  On November 12, 2010, the Company received funds of $19,783 as part of a subscription agreement to purchase 1,350,000 units at $0.10 per unit. As of December 31, 2010, the Company recorded the funds in common stock payable. Subsequent to the year ended December 31, 2010, the Company issued 1,350,000 units at $0.10 per unit. Each unit consists of one share and one warrant, exercisable at $0.15 per share for a period of 2 years.

  On December 20, 2010, the Company issued 123,001 shares of common stock, at the conversion price of $0.08 per share, in connection with the conversion of $10,000 in convertible promissory notes (Note 4).

3.	Related Party Transactions

  During 2009, Jon Chan advanced $102,000 to the Company and a former director of Go All In advanced $10,000 to the Company. These two notes are interest bearing at 20% per 90 days and are payable on demand. During the year ended December 31, 2010, the Company repaid Jon Chan $102,000 in principal repayments and $35,000 in accrued interest. During the year ended December 31, 2010, the Company recognized a gain on extinguishment of debt of $17,988.

During 2009, a former director of Go All In advanced the Company $5,000 and there is no stated interest rate on the note and is payable on demand. The imputed interest amount is immaterial.

  During 2009, Venturex Global Investment Corp. advanced $500,000 to the Company. The Venturex Global Investment Corp. note had a stated interest rate of 12% and was to start to accrue on June 30, 2010 with payments on the note to commence with the quarter ended September 30, 2010 and to continue every quarter thereafter with payments for accrued interest at the note rate paid on the last day of each quarter. The maturity date of the note was June 21, 2014. Effective March 31, 2010, the entire principal amount of the note was converted into 1,000,000 shares of common stock of the Company, at a conversion rate of $0.50 per share, in connection with the closing of the share exchange agreement with Go All In. Accrued interest totalled $40,272 as of December 31, 2010 and is included in interest payable.

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

  During 2010, Complete Advantage, a private company owned by the Chief Executive Officer and an employee of the Company, paid business expenses on behalf of Company in the amount of $230,658. No interest is imputed as this amount relates to operating activity. As of December 31, 2010, this amount is recorded in Accounts Payable- Related Party.

4.	Debt

In 2010, the Chief Executive Officer of the Company advanced the Company $20,020 and there is no stated interest rate, which is payable on demand. Imputed interest is immaterial.

  In 2010, the shareholders of the Company advanced the Company $51,805 and there is no stated interest rate, which is payable on demand. The full amount was repaid during the year ended December 31, 2010. Imputed interest is immaterial.

  During 2009, Jon Chan advanced $102,000 to the Company and a former director of Go All In advanced $10,000 to the Company. These two notes are interest bearing at 20% per 90 days and are payable on demand. During the year ended December 31, 2010, the Company repaid Jon Chan $102,000 in principal repayments and $35,000 in accrued interest. During the year ended December 31, 2010, the Company recognized a gain on extinguishment of debt of $17,988.

  The Company evaluated the terms of the notes in accordance with the new standard issued by the FASB related to the disclosure of derivative instruments and hedging activities. The Company determined that the conversion feature did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of the common stock at the inception of the note. A beneficial conversion feature was recognized and gave rise to a debt discount of $112,000, which is amortized immediately due to the note being due on demand.

During 2009, a former director of Go All In advanced the Company $5,000 and there is no stated interest rate on the note and it is payable on demand. The imputed interest amount is immaterial.

  During 2009, Venturex Global Investment Corp. advanced $500,000 to the Company. The Venturex Global Investment Corp. note had a stated interest rate of 12% and was to start to accrue on June 30, 2010 with payments on the note to commence with the quarter ended September 30, 2010 and to continue every quarter thereafter with payments for accrued interest at the note rate paid on the last day of each quarter. The maturity date of the note was June 21, 2014. During the year ended December 31, 2010, the note was converted into 1,000,000 common shares of the Company.

  On February 22, 2010, the Company issued a demand promissory note in the principal amount of $50,000, which is unsecured, bears interest at the rate of 5% per annum, and is repayable in full on demand. During the year ended December 31, 2010, the Company repaid $50,000 in principal repayments.

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

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

  On June 11, 2010, the Company issued a callable secured convertible promissory note of $75,000 (“the Note”). The Note is due on October 11, 2011, bears interest at 8% per annum and is convertible into shares of common stock at 61% of the average of the lowest three market prices of the Company’s shares of common stock for the ten trading days ending one trading day prior to the date of the notice of conversion. In addition, the Note contains a reset provision to the conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in promissory note. The Company is also required at all times to have authorized and reserved five times the number of shares that is actually issuable upon full conversion of the Note. The conversion right originally began 120 days following the issue date of the Note.

  The Company entered into two amendments to the terms of the note, on July 12, 2010 and October 5, 2010. These amendments allow the Company to pre-pay the principal amount of the note, and accrued interest thereon, prior to the note-holder converting such amounts into shares of the Company’s common stock. Pursuant to the October 5, 2010 amendment, until 180 days from June 9, 2010, the Company has the right to prepay the outstanding amount, upon compliance with certain notice procedures, by paying an amount in cash equal to 175% multiplied by the sum of the outstanding principal amount plus any accrued interest thereon plus any default interest, if any, plus any additional amounts that may be payable to accordance with the terms of the convertible note. In addition, the conversion right was amended to begin 180 days following the issue date of the note. As a result, the Note holder had the option to convert the note into shares commencing December 6, 2010.

  Pursuant to ASC 815-15, Embedded Derivatives, the Company determined that the conversion option should be separated from the host contract and accounted for as derivatives under ASC 815. The conversion feature was classified as liability and measured at their fair value with changes in fair value recorded in the statement of operations.

  On December 6, 2010 (conversion period commencement date), the Company recorded a derivative liability of $108,200, and a discount on the note which was capped at the proceeds received of $75,000 on the date of issuance. During the year ended December 31, 2010, the lender elected to convert $10,000 of the note into 123,000 common shares of the Company, at which time the fair value of the derivative liability on the amount was $13,060. During the year ended December 31, 2010, the Company recorded accretion of the discount of $7,654. The Company also recorded a loss on change in fair value of the derivative of $19,911.

  As at December 31, 2010, the carrying values of the convertible note and accrued interest payable thereon were $7,654 and $4,660, respectively.

	December 31,	December 31,
Debt consists of the following:	2010	2009

Callable secured convertible note in the principal amount of $65,000 with 8% interest rate, 22% interest rate upon default and a maturity date of October 11, 2011.	$65,000	$-
Related party demand notes, various terms	35,021	117,000
Related party note payable, bearing interest at 12% payable in quarterly installments including interest beginning September 30, 2010. Interest on the note begins accruing on June 30, 2010. The note matures June 21, 2014.	-	500,000

Total	100,020	617,000
Less amount due within one year	(100,020)	(229,589)
Long-term debt	$-	$387,411

Maturities of long-term debt for the twelve months ending December 31,
2010	-	229,589
2011	100,020	78,966
2012	-	88,877
2013	-	100,031
2014	-	119,537
Total	$100,020	$617,000

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

5.	Derivatives

  The Company evaluated the application of ASC 815 for the $65,000 convertible note issued as outlined in Note 4. Based on the guidance in ASC 815, the Company concluded the instrument was required to be accounted for as a derivative. ASC 815 requires the Company to bifurcate and separately account for the conversion feature of the note as an embedded derivative.

  In addition, the number of shares issuable pursuant to the conversion feature was variable and the Company determined that the conversion feature met the attributes of a liability and therefore recorded the fair value of the conversion feature as a current liability. The Company is required to record the derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the statement of operations. The impact of the application of ASC 815 on the balance sheet is as follows:

	December 31, 2010	December 31, 2009
Beginning Balance	$-	$-
Bifurcated Amount	75,000	-
Change in Derivative Liability	19,911	-
Total	$84,911	$-

  Because the Note contains an EITF 00-19 derivative due to the indeterminate number of shares as well as a EITF 07-5 derivative due to the reset of the conversion price, the calculation of the value of the derivative is calculated using the Binomial Lattice Model. The Company uses volatility rates based upon the closing stock price of its common stock. The Company uses a risk free interest rate which is the U.S. Treasury bill rate for securities with a maturity that approximates the estimated expected life of the derivative. The Company uses the closing market price of the common stock on the date of issuance of a derivative or at the end the year when a derivative is valued at fair value.

  During the year ended December 31, 2010, the Company recorded a loss on derivatives of $19,911.

6.	Going Concern

  For the year ended December 31, 2010, the Company incurred net losses of $1,609,610 and has incurred cumulative losses of $13,170,654 since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

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

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

  On April 15, 2010, the Company entered into a consulting agreement with a vendor to create and package drinks in several flavours in consideration for a fixed fee of $5,000 for the first three formulas and a negotiated price for each additional formulation. During the year ended December 31, 2010, the Company purchased additional product and packaging from the vendor in consideration for $127,991.

9.	Stock Options

  On June 29, 2010, the Company adopted the 2010 Stock Option Plan. The purpose of the plan is to retain the services of valued directors, officers, key employees and consultants of the Company, subsidiaries of the Company, and such other persons and to encourage such persons to acquire a greater proprietary interest in the Company, thereby strengthening their incentive to achieve the objectives of the shareholders of the Company.

  On November 9, 2010, the Company issued 2,155,000 options to directors, officers, consultants and employees to acquire 2,155,000 common shares at $0.13 per share exercisable until November 9, 2015. The options vested immediately upon the grant date. During the year ended December 31, 2010, the Company recorded stock-based compensation of $203,066 as general and administrative expenses.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

  The fair value for stock options during the year ended December 31, 2010 was estimated at the grant date using the Black-Scholes option-pricing model and the weighted average fair value of stock options vested was $0.09 per share.

The weighted average assumptions used are as follows:
Year Ended
December 31,
2010

Expected dividend yield	0%
Risk-free interest rate	1.10%
Expected volatility	112%
Expected option life (in years)	4.39

  The following table summarizes the continuity of the Company’s stock options:

			Weighted-Average
	Number	Weighted	Remaining
	of	Average	Contractual
	Options	Exercise Price	Term (years)	Intrinsic Value
Outstanding: December 31, 2009	–	–
Granted	2,155,000	$0.13
Expired	–	–
Outstanding: December 31, 2010	2,155,000	$0.13	4.86	–
Exercisable: December 31, 2010	2,155,000	$0.13	4.86	–

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

10.	Share Purchase Warrants

  In connection with the closing of the share exchange agreement, on March 31, 2010, the Company completed a non-brokered private placement, pursuant to which the Company issued 1,280,000 units at a price of $0.50 per unit for gross proceeds of $640,000. Each unit consisted of one share of the Company’s common stock and one share purchase warrant, with each warrant entitling the holder thereof to purchase one share of the Company’s common stock at the exercise price of $0.60 per share until March 31, 2012. The relative fair market value of the warrants is $278,987.

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

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted Average
	Number	Exercise Price
Balance December 31, 2009	-	-
Issued	1,800,000	$ 0.60
Expired	-	-
Balance December 31, 2010	1,800,000	$ 0.60

  Additional information regarding warrants as at December 31, 2010, is as follows:

Number of Warrants	Exercise Price	Expiry Date
1,280,000	$ 0.60	March 12, 2012
520,000	$ 0.60	June 7, 2012
1,800,000

11.	Commitments

  On June 1, 2007, the Company entered into an agreement to acquire the All N Trademark, as registered for use in conjunction with clothing and energy drinks, in consideration for $50,000 upon execution of the agreement. The Company also agreed to pay a royalty of 1% on all gross sales of the trademarked energy drinks, clothing and related products sold by the Company until a total amount of $175,000 has been reached. During the period from June 1, 2007 to December 31, 2010, the Company has paid royalties of $3,372. As at December 31, 2010, the Company owes $676 which is included in accounts payable.

12.	Income Taxes

  The Company accounts for income taxes under ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense differs from the amount that would result from applying the U.S federal and state income tax rates to earnings before income taxes. The Company has a net operating loss carryforward of approximately $9,366,000 available to offset taxable income in future years which expire through fiscal 2029. Pursuant to ASC 740, the potential benefit of the net operating loss carryforward has not been recognized in the financial statements since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

12.	Income Taxes (continued)

  The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31,	December 31,
	2010	2009
	$	$
Income tax recovery at statutory rate	$563,400	$2,797,000
Permanent differences	(82,400)	–
Valuation allowance change	(481,000)	(2,797,000)
Provision for income taxes	$–	$–

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	December 31,	December 31,
	2010	2009
	$	$
Net operating loss carryforward	$3,278,100	$2,797,000
Valuation allowance	(3,278,100)	(2,797,000)
Net deferred income tax asset	$–	$–

  The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

13.	Subsequent Event

  Subsequent to the year ended December 31, 2010, the Company issued 1,350,000 units at $0.10 per unit. Each unit consists of one share and one warrant, exercisable at $0.15 per share for a period of 2 years.

  On January 3, 2011, the lender of the $65,000 convertible note elected to convert $20,000 of the note into 371,058 common shares of the Company. On January 24, 2011, the lender of the $65,000 convertible note elected to convert $15,000 of the note into 245,902 common shares of the Company. On February 3, 2011, the Company repaid the remaining balance of the note of $30,000 plus an early repayment penalty of $22,500.

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  On May 3, 2010, our board of directors approved the dismissal, to be effective as of April 30, 2010, of LBB & Associates Ltd., LLP (“LBB”) as our independent principal accountant and we engaged the accounting firm of M&K CPAS PLLC (“M&K”), as our new independent principal accountant. The decision to dismiss LBB and to appoint M&K was approved by our board of directors on May 3, 2010.

  LBB’s report on our financial statements for the period from incorporation on October 13, 2006 to December 31, 2009 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope or accounting principles, except that our audited financial statements contained in our annual report on Form 10-K for year ended December 31, 2009 contained an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.

  During the two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with LBB, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to LBB’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on our financial statements. During the two most recent fiscal years, and in the subsequent interim periods through the date of dismissal of LBB, there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K) with LBB.

  We provided LBB with a copy of this disclosure prior to its filing with the Securities and Exchange Commission, and requested that they furnish us with a letter addressed to the Securities and Exchange Commission stating whether they agree with the statements made in this report, and if not, stating the aspects with which they do not agree. The letter from LLB dated May 7, 2010 is filed as an exhibit to this Annual Report on Form 10-K.

  Effective April 30, 2010, we engaged M&K as our independent accountant. During the two most recent fiscal years and the subsequent interim periods through the date of appointment, we have not consulted with M&K regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has M&K provided to us a written report or oral advice that M&K concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue. In addition, during such periods, we have not consulted with M&K regarding any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

  We have provided a copy of the disclosures in this report to M&K and offered them the opportunity to furnish a letter to the Commission contemplated by Item 304(a)(2)(ii)(D) of Regulation S-K. M&K has advised that it does not intend to furnish such a letter to the Commission.

  ITEM 9A CONTROLS AND PROCEDURES

  Disclosure Controls and Procedures

  As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, these officers concluded that as of the end of the period covered by this annual report on Form 10-K, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company’s management, including our company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

  The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control Over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated. Our company intends to remediate the material weaknesses as set out below.

  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

  Management’s Report on Internal Control Over Financial Reporting

  Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

  Our Management, including our principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2010 based on the criteria set forth in the SEC’s Release No. 33-8810: Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at December 31, 2010 due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistle-blower policy.

  Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. Our management is currently evaluating remediation plans for the above deficiencies. During the period covered by this annual report on Form 10-K, we have not been able to remediate the weaknesses described above. However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.

  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

  Changes in Internal Control Over Financial Reporting.

  There were no changes in our company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

  ITEM 9B. OTHER INFORMATION.

  None.

  PART III

  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

  Directors and Executive Officers

  As of April 8, 2011, the following individuals serve as the directors and executive officers of our company. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position	Age	Date First Elected or Appointed

Jeffrey Todd	President and Director	45	March 31, 2010

Jason Chan	Secretary and Director	29	March 31, 2010

Larry Lucas	Director	59	March 31, 2010

Paul Taylor	Director	56	March 31, 2010

  Significant Employees

  We have no significant employees aside from our officers and directors.

  Family Relationships

  There are no family relationships between or among our directors, executive officers or persons nominated or chosen by our company to become directors or executive officers.

  Business Experience

  Jeffrey Todd, President and Director

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

  We believe Mr. Todd is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experiences as described above.

  Jason Chan, Secretary and Director

  Jason Chan has been a realtor and consultant for Jason Chi Chan, LLC since May, 2006. From May, 2005 to May, 2006, he was the manager of Chan Poker, LLC. Mr. Chan obtained a Bachelor of Arts degree from the University of Nevada, Las Vegas, in May, 2005.

  We believe Mr. Chan is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experiences as described above.

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

  We believe Mr. Lucas is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experiences as described above.

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

  We believe Mr. Taylor is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experiences as described above.

  Involvement in Certain Legal Proceedings

  Our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

  being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4.

  being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

  being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

  being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

  Director Independence

  We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” Our determination of independence of directors is made using the definition of “independent director” contained in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that Jeffrey Todd and Jason Chan do not meet the definition of “independent” as a result of their position as executive officers. We have determined that Paul Taylor and Larry Lucas meet the definition of “independent” and have no material relationship with our company that would reasonably be expected to affect their independent judgment.

  Audit Committee

  Our company’s audit committee is composed of Jeffrey Todd and Jason Chan, who we have determined are not independent. The audit committee is directed to: review the scope, cost and results of the independent audit of our books and records; review the results of the annual audit with management; review the adequacy of our accounting, financial and operating controls; recommend annually to the board of directors the selection of the independent registered accountants; consider proposals made by the independent accountants for consulting work; and report to the board of directors, when so requested, on any accounting or financial matters. The board of directors adopted its charter for the audit committee on March 29, 2010.

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

  Nomination Procedures For Appointment of Directors

  As of April 8, 2011, we had not effected any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

  Code of Ethics

  As of April 8, 2011, we have not yet adopted a code of ethics that applies to our company’s president (being our principal executive officer) and our company’s secretary and treasurer (being our principal financial officer and principal accounting officer), as well as persons performing similar functions. We believe that due to the size of our company and limited financial resources, we do not require a code of ethics.

  Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2010, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

  ITEM 11. EXECUTIVE COMPENSATION.

  The following table sets forth all compensation received during the two years ended December 31, 2010 and December 31, 2009 by our principal executive officer and principal financial officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this report.

  Summary Compensation

  The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Awards ($)	Non- Equity Incentive Plan Option tion ($)	Nonqualified Deferred Compensa- Earnings ($)	All Other Compensation -tion ($)	Compensa Total ($)
Jeffrey Todd President and Director(1)	2010 2009	Nil N/A	Nil N/A	Nil N/A	19,092 (4) N/A	Nil N/A	Nil N/A	Nil N/A	19,092 N/A
Jason Chan Secretary and Director(2)	2010 2009	Nil N/A	Nil N/A	Nil N/A	10,910 (5) N/A	Nil N/A	Nil N/A	Nil N/A	10,910 N/A
David Powley President and Chief Executive Officer of Go All In, Inc.(3)	2010 2009	Nil N/A	Nil N/A	Nil N/A	19,092 (6) N/A	Nil N/A	Nil N/A	Nil N/A	19,092 N/A

(1)	Jeffrey Todd was appointed as our president and director on March 31, 2010

(2)	Jason Chan was appointed as our secretary and director on March 31, 2010.

(3)	David Powley was appointed President and Chief Executive Officer of Go All In, Inc. on August 24, 2010.

(4)	On November 9, 2010, we granted Jeffrey Todd 175,000 stock options at an exercise price of $0.13 per share. These options are exercisable until November 9, 2015.

(5)	On November 9, 2010, we granted Jason Chan 100,000 stock options at an exercise price of $0.13 per share. These options are exercisable until November 9, 2015.

(6)	On November 9, 2010, we granted David Powley 175,000 stock options at an exercise price of $0.13 per share. These options are exercisable until November 9, 2015.

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

  Employment Agreements

  As of April 8, 2011, we do not have any employment agreements with our executive officers.

  Outstanding Equity Awards at Fiscal Year-End

  On July 24, 2010, our board of directors approved of our 2010 Stock Option Plan (the “Plan”). The Plan is described in summarized under the heading “Item 5 — Equity Compensation Plans”.

  The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of December 31, 2010.

	Option awards				Stock awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Jeffrey Todd President and Director	175,000	0	$0.13	November 9, 2015	0	0	0	0
Jason Chan Secretary and Director	100,000	0	$0.13	November 9, 2015	0	0	0	0
David Powley President and Chief Executive Officer of Go All In, Inc.	175,000	0	$0.13	November 9, 2015	0	0	0	0

  Aggregated Option Exercises

  There were no exercised by any officer or director of our company during the twelve month period ended December 31, 2010.

  Long-Term Incentive Plan

  Our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

  Directors Compensation

  The following table sets forth for each director certain information concerning his compensation for the year ended December 31, 2010.

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensatio n ($)	Change in Pension Value and Nonqualified Deferred Compensatio n Earnings ($)	All Other Compensatio n ($)	Total ($)
Paul Taylor	Nil	Nil	3,273 (1)	Nil	Nil	Nil	3,273
Larry Lucas	Nil	Nil	5,455 (2)	Nil	Nil	Nil	5,455

(1)	On November 9, 2010, we granted Paul Taylor 30,000 stock options at an exercise price of $0.13 per share. These options are exercisable until November 9, 2015.

(2)	On November 9, 2010, we granted Larry Lucas 50,000 stock options at an exercise price of $0.13 per share. These options are exercisable until November 9, 2015.

  Pension and Retirement Plans

  Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees in the event of retirement.

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

  Principal Stockholders

  The following table sets forth, as of April 8, 2011, certain information with respect to the beneficial ownership of our common stock by of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock they hold, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of April 8, 2011, there was one shareholder known by us to be the beneficial owner of more than 5% of our common stock.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Jeffrey Todd Director c/o 2505 Anthem Village, Suite E- 460, Henderson, NV 89052	Options	175,000	0.3%
Jason Chan Secretary and Director c/o 2505 Anthem Village, Suite E- 460, Henderson, NV 89052	Common Options	450,374 100,000	0.7% 0.2%
Larry Lucas Director c/o 2505 Anthem Village, Suite E- 460, Henderson, NV 89052	Options	50,000	0.1%
Paul Taylor Director c/o 2505 Anthem Village, Suite E- 460, Henderson, NV 89052	Common	30,000	0.0%
David Powley c/o 2505 Anthem Village, Suite E- 460, Henderson, NV 89052	Common	175,000	0.3%
All officers and directors as a group (5 persons)	Common	655,374	1.0%
Maxcorp Company Asia Ltd Temple Financial Centre, PO Box 228 Leeward Highway Prvidenciales	Common	3,351,863	5.1%

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

(2)	Based on 65,881,393 shares of common stock as of April 8, 2011.

  Changes in Control

  We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

  Other than as listed below, no director, officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our last fiscal year ended December 31, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years.

  During 2009, Jon Chan advanced $102,000 to All In and Mr. Martinez advanced $10,000 to our company. These two notes are interest bearing at 20% and are payable on demand. During the year ended December 31, 2010, we repaid Jon Chan $102,000 in principal repayments and $35,000 in accrued interest. As of April 8, 2011, we do not owe Jon Chan any funds and owe Mr. Martinez $10,000.

  During 2009, Mr. Duncan advanced us $5,000. There is no stated interest rate on the note and it is payable on demand. As of April 8, 2011, we owe Mr. Duncan $5,000.

  During 2009, Venturex Global Investment Corp. advanced $500,000 to All In. The Venturex Global Investment Corp. note had a stated interest rate of 12% and was to start to accrue on June 30, 2010 with payments on the note to commence with the quarter ended September 30, 2010 and to continue every quarter thereafter with payments for accrued interest at the note rate paid on the last day of each quarter. The maturity date of the note was June 21, 2014. Effective March 31, 2010, the entire principal amount of the note was converted into 1,000,000 of our common shares at a conversion rate of $0.50 per share in connection with the closing of the share exchange agreement with All In. No interest had accrued on the note as of that date and, as such, there was no interest payable.

  In connection with the closing of the share exchange agreement, on March 31, 2010, we paid Deanna Embury $22,500 in complete satisfaction of all debt owed by us to Ms. Embury, including shareholder loans and accrued salaries.

  Further, in connection with the closing of the share exchange agreement, effective March 31, 2010, Deanna Embury and Katie agreed to return an aggregate of 101,080,000 restricted shares of our common stock to treasury for cancellation in exchange for the aggregate payment by us to the them of $40,000.

  During 2010, Complete Advantage, a private company owned by the Jeffrey Todd advanced the Company $5,455. There is no stated interest rate and the loan is payable on demand.

  In 2010, Jeffrey Todd advanced us $53,993. There is no stated interest rate and the loan is payable on demand.

  In 2010, Mr. Jao advanced us $41,039 and another shareholder advanced us $766. There is no stated interest rate and the loans are payable on demand.

  Corporate Governance

  Director Independence

  Paul Taylor and Larry Lucas are independent directors, as that term is used in Rule 4200(a)(15) of the Nasdaq Marketplace Rules and National Instrument 52-110. Jeffrey Todd and Jason Chan are not independent directors due to the position as our executive officers.

  Audit Committee

  The Company’s audit committee is composed of Jeffrey Todd and Jason Chan, who are not independent as defined by Nasdaq Marketplace Rule 4200(a)(15) or National Instrument 52-110 as adopted by the British Columbia Securities Commission. The audit committee is directed to: review the scope, cost and results of the independent audit of our books and records; review the results of the annual audit with management; review the adequacy of our accounting, financial and operating controls; recommend annually to the board of directors the selection of the independent registered accountants; consider proposals made by the independent accountants for consulting work; and report to the board of directors, when so requested, on any accounting or financial matters. The board of directors adopted its charter for the audit committee on March 29, 2010.

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

  Transactions with Independent Directors

  None of our independent directors entered into any transaction, relationship or arrangement during the year ended December 31, 2010 that was considered by our board of directors in determining whether the director maintained his or her independence in accordance with Nasdaq Marketplace Rule 4200(a)(15).

  National Instrument 52-110

  We are a reporting issuer in the Province of British Columbia. National Instrument 52-110 of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning the constitution of our audit committee and our relationship with our independent auditor. As defined in National Instrument 52-110, we have two independent directors. For a description of the education and experience of our audit committee members that is relevant to the performance of their respective responsibilities as audit committee members, please see the disclosure under the heading “Item 10. Directors, Executive Officers and Corporate Governance – Business Experience”.

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

  Board of Directors

  Our board of directors currently acts with four members consisting of Jeffrey Todd, Jason Chan, Larry Lucas, and Paul Taylor. We have determined that Jason Chan and Jeffrey Todd, are not independent as that term is defined in National Instrument 52-110 due to the fact that they are officers of our company. Hence, the majority of our board of directors is not independent.

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

  Directorships

  Our directors are not currently directors of any other reporting issuers or the equivalent in a foreign jurisdiction.

  Ethical Business Conduct

  We do not currently have a written Code of Ethical Business Conduct for our directors, officers and employees, but we view good corporate governance as an integral component to our success. Our Board of Directors has found that the fiduciary duties placed on individual directors by our governing corporate legislation and the common law and the restrictions placed by applicable corporate legislation on an individual director’s participation in decisions of the Board of Directors in which the director has an interest have been sufficient to ensure that the Board of Directors operates independently of management and in the best interests of our company.

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

  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

  Audit fees

  The aggregate fees billed by M&K CPAS PLLC and LBB & Associates Ltd., LLP for the completed fiscal periods ended December 31, 2010 and December 31, 2009 for professional services rendered for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Audit Fees	$18,000	$18,420
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$18,000	$18,420

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

  The board of directors has considered the nature and amount of fees billed by M&K CPAS PLLC and believes that the provision of services for activities unrelated to the audit is compatible with M&K CPAS PLLC.

  PART IV

  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference from our Form S-1 Registration Statement, filed on August 29, 2008)
3.2	Bylaws (incorporated by reference from our Form S-1 Registration Statement, filed on August 29, 2008)
3.3	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of the State of Nevada on February 16, 2010 (incorporated by reference from our Current Report on Form 8-K, filed on February 23, 2010)

3.4	Amended Bylaws (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 16, 2010)
10.1	Convertible Promissory Note with Asher Enterprises Inc. dated June 9, 2010 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 16, 2010)
10.2	Amendment No. 1 to Convertible Promissory Note with Asher Enterprises Inc. dated July 12, 2010 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 16, 2010)
10.3	Amendment No. 2 to Convertible Promissory Note with Asher Enterprises Inc. dated October 5, 2010 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 15, 2010)
10.4	Subscription Agreement with Asher Enterprises Inc. dated July 12, 2010 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 16, 2010)
10.5	Amendment No. 1 to Subscription Agreement with Asher Enterprises Inc. dated July 12, 2010 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 16, 2010)
10.6	2010 Stock Option Plan (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 15, 2010)
10.7	Form of U.S. Stock Option Agreement (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 15, 2010)
10.8	Form of Non-U.S. Stock Option Agreement (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 15, 2010)
31.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-K, filed on April 15, 2010)

  * Filed herewith.

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/Jeffrey Todd
By: Jeffrey Todd, President and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)
Dated: April 15, 2011

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Jason Chan
By: Jason Chan, Secretary and Director
Dated: April 15, 2011

/s/ Paul Taylor
By: Paul Taylor, Director
Dated: April 15, 2011

/s/ Larry Lucas
By: Larry Lucas, Director
Dated: April 15, 2011

/s/ Jeffrey Todd
By: Jeffrey Todd, Director
Dated: April 15, 2011