Form 10-Q
period 2011-03-31
KORE NUTRITION, INC.
filed 2011-05-23
CIK 1444064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes [    ] No [ x ]

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

67,231,393 common shares issued and outstanding as of May 19, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

While the information presented in the accompanying interim financial statements for the quarter ended March 31, 2011 is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period. These interim financial statements follow the same accounting policies and methods of their application as our December 31, 2010 annual audited financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with our December 31, 2010 annual audited financial statements.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)

F-1

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
Current Assets
Cash	$3,656	$9,951
Inventory	125,891	127,991
Total Current Assets	129,547	137,942

Total Assets	$129,547	$137,942

Current Liabilities
Accounts payable	$449,910	$395,431
Accounts payable – related party	250,392	230,658
Interest payable	49,048	51,319
Notes payable - related party	25,021	35,021
Notes payable, net of unamortized debt discount	-	7,654
Derivative liabilities	-	84,911
Total Current Liabilities	774,371	804,994

Total Liabilities	774,371	804,994

Stockholders’ Deficit
Preferred Stock - $.001 par value, 50,000,000 shares authorized, no shares issued and outstanding at March 31, 2011 and December 31, 2010	-	-
Common Stock - $.001 par value, 150,000,000 shares authorized, 65,881,393 shares and 65,114,432 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	65,882	65,115
Common Stock Payable	145,738	24,521
Additional paid-in capital	12,560,526	12,413,966
Deficit accumulated during the development stage	(13,416,970)	(13,170,654)
Total Stockholders’ Deficit	(644,824)	(667,052)

Total Liabilities and Stockholders’ Deficit	$129,547	$137,942

The accompanying notes are an integral part of the financial statements.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			Cumulative for the
			period
			May 24, 2007
	Three Months	Three Months	(inception)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2011	2010	2011

Revenues
Revenues, net	$888	$-	$365,917
Total Revenues	888	-	365,917

Cost of Goods Sold
Product purchases and production costs	2,100	-	141,193
Shipping and fulfillment costs	-	-	186,495
Total Cost of Goods Sold	2,100	-	327,688

Gross Profit (Loss)	(1,212)	-	38,229

Operating Expenses
Business development	77,903	19,088	7,986,110
General and administrative expenses	15,967	1,705	415,540
Marketing and sales expense	2,201	14,017	2,680,730
Outsource personnel	-	-	219,168
Professional fees	61,934	54,012	930,818
Total Operating Expenses	158,005	88,822	12,232,366

Loss Before Other Income (Expense)	(159,217)	-	(12,194,137)

Other Income (Expense)
Interest income	-	-	4,857
Interest expense	(58,703)	(14,095)	(350,840)
Write off of inventory	-	-	(85,769)
Extinguishments of debt	-	-	(695,665)
Impairment of trademark	-	-	(48,333)
Loss on fair value of derivative liability	(9,415)	-	(29,326)
(Loss) gain on foreign exchange	(109)	-	5,627
Loss on extinguishment of debt	(18,872)	-	(884)
Loss on settlement of debt	-	-	(22,500)
Total Other Income (Expense)	(87,099)	(14,095)	(1,222,833)

Net Loss	$(246,316)	$(102,917)	$(13,416,970)

Basic Loss Per Common Share	$-	$-
Weighted Average Number Common Shares Outstanding	65,743,584	51,746,896

The accompanying notes are an integral part of the financial statements.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock				Deficit
					Accumulated
			Common		During the	Total
			Stock	Additional	Development	Stockholders’
	Units	Dollars	Payable	Paid-in Capital	Stage	Equity (Deficit)

Balance at December 31, 2009	30,687,124	$30,687	$-	$10,721,183	$(11,561,044)	$(809,174)

Stock issued for cash	645,000	$645	-	$309,355	-	$310,000
Stock issued for services	750,000	750	-	96,750	-	97,500
Stock issued for debt conversion	123,000	123	-	9,877	-	10,000
Effect of reverse merger	32,909,308	32,910	4,738	1,073,735	-	1,111,383
Common stock subscription	-	-	19,783	-	-	19,783
Stock based compensation	-	-	-	203,066	-	203,066
Net loss	-	-	-	-	(1,609,610)	(1,609,610)

Balance at December 31, 2010	65,114,432	$65,115	$24,521	$12,413,966	$(13,170,654)	$(667,052)

Shares issued for services	150,000	150	6,000	17,850	-	24,000
Shares issued for debt conversion	616,961	617	-	34,383	-	35,000
Extinguishment of debt – derivative liability	-	-	-	94,327	-	94,327
Common stock subscription	-	-	115,217	-	-	115,217
Net loss		-	-	-	(246,316)	(246,316)
	-

Balance at March 31, 2011 (unaudited)	65,881,393	$65,882	$145,738	$12,560,526	$(13,416,970)	$(644,824)

The accompanying notes are an integral part of the financial statements

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Cumulative for the
	Three Months	Three Months	period May 24, 2007
	Ended	Ended	(inception) through
	March 31,	March 31,	March 31,
	2011	2010	2011
Operating Activities
Net loss	$(246,316)	$(102,917)	$(13,416,970)
Adjustments to reconcile net loss to cash flows provided (used) by operating activities:
Amortization	-	-	50,000
Accretion of debt discount	57,346	-	65,000
Bad debt expense	-	-	906
Forgiveness of debt	-	-	(203,326)
Discount on note payable	-	-	112,000
Loss on change in fair value of derivatives	9,415	-	29,326
Gain on extinguishment of debt	-	-	(17,988)
Write down of inventory	-	-	11,549
Stock issued for services	24,000	-	6,973,779
Stock based compensation	-	-	203,066
Loss on conversion of payables	-	-	793,165
Imputed interest on parent note	-	-	68,175
Change in assets and liabilities:
Accounts receivable	-	-	(907)
Inventory	2,100	-	(137,440)
Prepaid expenses	-	(100,015)	(100,015)
Accounts payable	54,480	42,708	1,094,488
Accounts payable – related parties	19,734	-	250,392
Interest payable	(2,271)	14,095	443,246
Cash overdrafts	-	13,514	13,514
Cash Flows Used in Operating Activities	(81,512)	(132,615)	(3,681,539)

Investing Activities
Cash received from reverse merger	-	-	511,382
Cash paid for purchase of trademark	-	-	(50,000)
Cash Flows From Investing Activities	-	-	461,382
Financing Activities
Proceeds from sale of common stock	115,217	640,000	1,495,000
Proceeds from debt issuances	-	(40,000)	2,139,517
Principal payments on debt, net	(40,000)	55,455	(410,704)
Cash Flows From Financing Activities	75,217	655,455	3,223,813

Net (Decrease ) Increase in Cash and Cash Equivalents	(6,295)	522,840	3,656
Cash at Beginning of Period	9,951	328	-

Cash at End of Period	$3,656	$523,168	$3,656

Cash Paid for Interest / Penalty	$22,500	$-	$22,500
Cash Paid for Income Taxes	$-	$-	$-
Non Cash Transactions
Notes Converted	$35,000	$-	$1,725,487
Extinguishment of Debt – Derivative Liability	$94,326	$-	$104,326
Accounts Payable Converted	$-	$-	$7,118,275
Accrued Liabilities Converted	$-	$-	$375,548

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

Presentation of Interim Information

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements. The results of operations for the period ended March 31, 2011 is not necessarily indicative of the operating results for the full year.

Accounting Method

The Company maintains its financial statements on the accrual basis of accounting and conforms to generally accepted accounting principles in the United States.

Cash and Cash Equivalents

Cash includes currency on hand and demand deposits with banks and other financial institutions. Cash equivalents are comprised of certain highly liquid investments with original maturities of less than three months. No such investments existed at March 31, 2011 and December 31, 2010.

Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the amount the Company expects to collect on balances outstanding at period-end. The allowances for doubtful accounts at March 31, 2011 and December 31, 2010 were $4,907 and $6,701, respectively.

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

Inventories

Inventories are valued at the lower of cost or market and consist solely of finished goods using the first in, first out (FIFO) method. The requirements for any provisions of estimated losses for obsolete, excess, or slow-moving inventories are reviewed periodically. Management has determined that no allowance for obsolete or excess inventory is necessary at March 31, 2011 and December 31, 2010

Accounting for Derivative Instrument

All derivatives have been recorded on the balance sheet at fair value based on the lattice model calculation. These derivatives, including embedded derivatives in the Company’s convertible promissory note with Asher Enterprises, which has a reset provision to the exercise price and conversion price if the Company issues equity or other derivatives at a price less than the exercise price set forth in promissory note, are separately valued and accounted for on the Company’s balance sheet. Fair values for exchange traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates. The Company valued the conversion features present in their convertible notes using a binomial valuation model, with the assistance of a valuation consultant.

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

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2011 and December 31, 2010:

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

Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

2.	Shareholders’ Equity

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

On January 3, 2011, the Company issued 371,058 shares of common stock, at the conversion price of $0.05 per share, in connection with the conversion of $20,000 in convertible promissory notes (Note 4).

2.	Shareholders’ Equity (continued)

On January 24, 2011, the Company issued 245,902 shares of common stock, at the conversion price of $0.06 per share, in connection with the conversion of $15,000 in convertible promissory notes (Note 4).

On March 14, 2011, the Company granted 200,000 shares upon execution of an agreement for professional services for a total value of $24,000 based on the closing price at the grant date of $0.12 per share. As of March 31, 2011, the Company issued 150,000 shares of common stock for services and recorded the remaining 50,000 shares of common stock in stock payable.

3.	Related Party Transactions

During the three months ended March 31, 2011, Complete Advantage, a private company owned by the Chief Executive Officer and an employee of the Company, paid business expenses on behalf of Company in the amount of $19,734. As of March 31, 2011, the Company is indebted to Complete Advantage and an employee of the Company for $250,392 (December 31, 2010 - $230,658), which is included in Accounts Payable- Related Party. No interest is imputed as this amount relates to operating activity.

During 2010, the Chief Executive Officer of the Company advanced the Company $20,021 and there is no stated interest rate, which is payable on demand. Imputed interest is immaterial. During the three months ended March 31, 2011, the Company repaid $10,000 to the Chief Executive Officer of the Company.

4.	Long-Term Debt

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

4.	Long-Term Debt (continued)

On December 6, 2010 (conversion period commencement date), the Company recorded a derivative liability of $108,200, and a discount on the note which was capped at the proceeds received of $75,000 on the date of issuance. During the year ended December 31, 2010, the lender elected to convert $10,000 of the note into 123,000 common shares of the Company, at which time the fair value of the derivative liability on the amount was $13,060. During the year ended December 31, 2010, the Company recorded accretion of the discount of $7,654 and a loss on change in fair value of the derivative of $19,911.

During the three months ended March 31, 2011, the lender elected to convert $35,000 of the note into 616,960 common shares of the Company, at which time the fair value of the derivative liability on the amount was $53,580. On February 3, 2011, the Company repaid the remaining balance of the note of $30,000 plus an early repayment penalty of $22,500, less accrued interest of $3,628 for a total loss on extinguishment of debt of $18,872. During the three months ended March 31, 2011, the Company recorded accretion of the discount of $57,346 and a charge to additional paid in capital of $94,326 for the removal of the derivative liability as the note is paid off. The Company also recorded a loss on change in fair value of the derivative of $9,415.

As at March 31, 2011 and December 31, 2010, the carrying values of the convertible note and accrued interest payable thereon were $nil and $7,654, respectively

Debt consists of the following:

	March 31,		December 31,
	2011		2010

Callable secured convertible note in the principal amount of $75,000 with 8% interest rate, 22% interest rate upon default and a maturity date of October 11, 2011	$-		$65,000
Related party demand notes, various terms	25,021		35,021

Total	25,021		100,021
Less amount due within one year	(25,021)		(100,021)
Long-term debt	$-	$	- -
Maturities of long-term debt for the twelve months ending December 31,
2011	25,021		100,021
2012	-		-
2013	-		-
2014	-		-
2015	-		-
Total	$25,021		$100,021

5.	Derivatives

The Company evaluated the application of ASC 815 for the $75,000 convertible note issued as outlined in Note 4. Based on the guidance in ASC 815, the Company concluded the instrument was required to be accounted for as a derivative. ASC 815 requires the Company to bifurcate and separately account for the conversion feature of the note as an embedded derivative.

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

	March 31,	December 31,
	2011	2010

Beginning balance	$84,911	$-
Bifurcated Amount	-	75,000
Change in Derivative Liability	9,415	19,911
Change in Derivable Liability - Conversion	(94,326)	-
Total	$-	$84,911

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

During the three months ended March 31, 2011, the Company recorded a loss on derivatives of $9,415 and a gain on removal of derivative liability of $94,326, which is included in additional paid-in capital, as a result of the full repayment of the principal.

6.	Going Concern

For the three months ended March 31, 2011, the Company incurred net losses of $246,316 and has incurred cumulative losses of $13,416,970 since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

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

On April 15, 2010, the Company entered into a consulting agreement with a vendor to create and package drinks in several flavours in consideration for a fixed fee of $5,000 for the first three formulas and a negotiated price for each additional formulation. As at March 31, 2011, the Company held $125,891 (December 31, 2010 - $127,991) in product and packaging from the vendor.

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

On November 9, 2010, the Company issued 2,155,000 options to directors, officers, consultants and employees to acquire 2,155,000 common shares at $0.13 per share exercisable until November 9, 2015. The options vested immediately upon the grant date. As such, the Company recognized stock based compensation of $203,066. As of March 31, 2011 and 2010, the Company did not record any stock based compensation expense.

The following table summarizes the continuity of the Company’s stock options:

			Weighted-Average
	Number	Weighted	Remaining
	of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term (years)	Value
Outstanding: December 31, 2010	2,155,000	$0.13
Granted	–	–
Expired	–	–
Outstanding: March 31, 2011	2,155,000	$0.13	4.61	$452,550
Exercisable: March 31, 2011	2,155,000	$0.13	4.61	$452,550

10.	Share Purchase Warrants

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

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted Average
	Number	Exercise Price
Balance December 31, 2010	1,800,000	$0.60
Issued	–	–
Expired	–	–
Balance March 31, 2011	1,800,000	$0.60

Additional information regarding warrants as at March 31, 2011, is as follows:

Number of Warrants	Exercise Price	Expiry Date
1,280,000	$ 0.60	March 12, 2012
520,000	$ 0.60	June 7, 2012
1,800,000

11.	Commitments

On June 1, 2007, the Company entered into an agreement to acquire the All N Trademark, as registered for use in conjunction with clothing and energy drinks, in consideration for $50,000 upon execution of the agreement. The Company also agreed to pay a royalty of 1% on all gross sales of the trademarked energy drinks, clothing and related products sold by the Company until a total amount of $175,000 has been reached. During the period from June 1, 2007 to March 31, 2011, the Company has paid royalties of $3,372. As at March 31, 2011, the Company owes $nil (December 31, 2010 - $676) which is included in accounts payable.

12.	Subsequent Event

Subsequent to the period ended March 31, 2011, the Company issued 1,350,000 units at $0.10 per unit. Each unit consists of one share and one warrant, exercisable at $0.15 per share for a period of 2 years. As of March 31, 2011, the Company received proceeds of $135,000 which is included in the common stock payable of $145,738.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations. In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes ”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this quarterly report on Form 10-Q include statements about:

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

  A decline in the popularity of energy drinks, bottle water, or poker , and

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

Our operating results for the three month periods ended March 31, 2011 and March 31, 2010 are summarized as follows:

	Three Month Period Ended March 31, 2011 ($)	Three Month Period Ended March 31, 2010 ($)
Revenue	888	-
Cost of goods sold	2,100	-
Net Loss	(246,316)	(102,917)

Revenue

We generated $888 in revenue for the three months ended March 31, 2011, compared with no revenue for the three months ended March 31, 2010. We have generated minimal revenue to date because we have been focused primarily on the production, marketing and development of our products.

Cost of Good Sold

Cost of goods sold is comprised of product purchases and production costs and shipping and fulfillment costs. Product purchases and production costs were $2,100 for the three months ended March 31, 2011, compared to $nil for the three months ended March 31, 2010.

Expenses

Some of our primary operating expenses for the three month periods ended March 31, 2011 and March 31, 2010 are summarized as follows:

	Three Month Period Ended March 31, 2011 ($)	Three Month Period Ended March 31, 2010 ($)
Business development	77,903	19,088
General and administrative expenses	15,967	1,705
Marketing and sales expense	2,201	14,017
Professional fees	61,934	54,012
Total Operating Expenses	158,005	88,822

Our operating expenses in the first quarter of 2011 totaled $158,005 as compared to $88,822 in the first quarter of 2010. This increase was due to our commencing production of our beverage products. We incurred marketing and sales expenses of $2,201 and business development expenses of $77,903 in the three months ended March 31, 2011 in connection with raising brand awareness in connection with the launch of our products.

Liquidity and Capital Resources

Working Capital

Our working capital results as at March 31, 2011 and December 31, 2010 are summarized as follows:

	As at March 31, 2011 ($)	As at December 31, 2010 ($)
Current assets	129,547	137,942
Current liabilities	774,371	804,994
Working capital (deficiency)	(644,824)	(667,052)

Current Assets

The decrease in our current assets was due to a decrease in cash from $9,951 as at December 31, 2010 to $3,656 as at March 31, 2011 as a result of general and administrative expenses and decreased financing activities.

Current Liabilities

Current liabilities at March 31, 2011 was comparable to current liabilities as at December 31, 2010, there being only a small decrease from $804,994 to $774,371.

Cash Flow

Our cash flow for the three month periods ended March 31, 2011 and March 31, 2010 is summarized as follows:

	Three Month Period Ended March 31, 2011 ($)	Three Month Period Ended March 31, 2010 ($)
Cash used in Operating Activities	81,512	132,615
Cash provided by Investing Activities	-	-
Cash provided by Financing Activities	75,217	655,455
Net increase (decrease) in cash and cash equivalents	(6,295)	522,840

Cash Flow Used in Operating Activities

The decrease in cash used in operating activities during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was related to a greater increase in accounts payable and accounts payable to related parties during the three months ended March 31, 2011 over 2010, combined with a large prepayment of expenses during the three months ended March 31, 2010.

Cash Flow Provided by Investing Activities

No cash was provided by investing activities in the three months ended March 31, 2011 or 2010.

Cash Flow Provided by Financing Activities

The decrease in cash flow provided by financing activities was primarily related to a decrease in financings undertaken by our company during the current period.

Future Financing

As at March 31, 2011, we had a cumulative deficit of $13,416,970 and expect to incur further losses during the remainder of our fiscal year ending December 31, 2011. We do not anticipate generating positive internal operating cash flow until we can generate substantial revenues from the commercial sale of our drink products. We intend to raise the majority of our cash requirements for the next 12 months through equity financings.

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

Going Concern

As at March 31, 2011, we had incurred a net loss of $246,316 since our inception. In their report on the annual financial statements for the year ended December 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the three-month period ended March 31, 2011, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure. The conclusion reached by our Chief Executive Office and Chief Financial Officer was a result on the continued material weaknesses and described below and previously reported in our Form 10-K for the year ended December 31, 2010.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management has identified the following four material weaknesses that have caused management to conclude that, as of March 31, 2011, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

(i)	Inadequate segregation of duties and effective risk assessment
(ii)	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines
(iii)	Inadequate security and restricted access to computer systems including insufficient disaster recovery plans
(iv)	No written whistle-blower policy.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. Our management is currently evaluating remediation plans for the above deficiencies. During the period covered by this interim report on Form 10-Q, we have not been able to remediate the weaknesses described above. However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are authorized to issue up to 150,000,000 shares of common stock, of which, as of May 19, 2011, 67,231,393 shares are issued and outstanding and 50,000,000 shares of preferred stock, of which none are issued and outstanding. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our shareholders. Consequently, the shareholders may experience more dilution in their ownership of our stock in the future.

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

Effective May 4, 2011, Jason Chan resigned as a director and officer of our company.

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

10.7	Form of Lock Up Agreement among our company and certain shareholders of Go All In, Inc., dated March 31, 2010 (incorporated by reference from our Current Report on Form 8-K, filed on April 6, 2010)
10.8	Escrow Agreement among our company and certain shareholders of Go All In, Inc., dated March 31, 2010 (incorporated by reference from our Current Report on Form 8-K, filed on April 6, 2010)
10.9	Return to Treasury Agreement between our company and Deanna Embury, dated March 31, 2010 (incorporated by reference from our Current Report on Form 8-K, filed on April 6, 2010)
10.10	Return to Treasury Agreement between our company and Katherine Rodgers, dated March 31, 2010 (incorporated by reference from our Current Report on Form 8-K, filed on April 6, 2010)
10.11	Convertible Promissory Note with Asher Enterprises Inc. dated June 9, 2010 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 16, 2010)

10.12	Amendment No. 1 to Convertible Promissory Note with Asher Enterprises Inc. dated July 12, 2010 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 16, 2010)
10.13	Amendment No. 2 to Convertible Promissory Note with Asher Enterprises Inc. dated October 5, 2010 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 15, 2010)
10.14	Subscription Agreement with Asher Enterprises Inc. dated July 12, 2010 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 16, 2010)
10.15	Amendment No. 1 to Subscription Agreement with Asher Enterprises Inc. dated July 12, 2010 (incorporated by reference from our Quarterly Report on Form 10-Q, filed on August 16, 2010)
10.16	2010 Stock Option Plan (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 15, 2010)
10.17	Form of U.S. Stock Option Agreement (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 15, 2010)
10.18	Form of Non-U.S. Stock Option Agreement (incorporated by reference from our Quarterly Report on Form 10-Q, filed on November 15, 2010)
10.19	Form of Subscription Agreement (Non-US Person) including form of Warrant (incorporated by reference from our Current Report on Form 8-K, filed on April 19, 2011)
31.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

“Jeffrey Todd”
By: Jeffrey Todd
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: May 23, 2011