Form 10-Q
period 2011-06-30
KORE NUTRITION, INC.
filed 2011-08-15
CIK 1444064

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

OR

[     ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to __________

Commission file number 000-54057

KORE NUTRITION INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9701 Wilshire Blvd., Suite 1000, Beverly Hills, CA 90212
(Address of principal executive offices) (zip code)

310.860.6167
(Registrant’s telephone number, including area code)

2831 St. Rose Parkway, Suite 330, Henderson, Nevada, 89052
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
Yes [     ]  No [ x ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes [ x ] No [    ]

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

67,231,393 common shares issued and outstanding as of August 12, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

While the information presented in the accompanying interim financial statements for the quarter ended June 30, 2011 is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period. These interim financial statements follow the same accounting policies and methods of their application as our December 31, 2010 annual audited financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with our December 31, 2010 annual audited financial statements.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)

F-1

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
	2011	2010
	(Unaudited)
Current Assets
Cash	$10,655	$9,951
Inventory	123,283	127,991
Total Current Assets	133,938	137,942

Total Assets	$133,938	$137,942

Current Liabilities
Accounts payable and accrued expenses	$564,441	$395,431
Accounts payable – related party	269,058	230,658
Interest payable	49,961	51,319
Notes payable - related party	25,021	35,021
Notes payable, net of unamortized debt discount	-	7,654
Derivative liabilities	-	84,911
Total Current Liabilities	908,481	804,994

Total Liabilities	908,481	804,994

Stockholders’ Deficit
Preferred stock - $.001 par value, 50,000,000 shares authorized, no shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	-	-
Common stock - $.001 par value, 150,000,000 shares authorized, 67,231,393 shares and 65,114,432 shares issued and outstanding at June 30, 2011 and December 31, 2010	67,232	65,115
Common stock payable	85,238	24,521
Additional paid-in capital	12,864,321	12,413,966
Deficit accumulated during the development stage	(13,791,334)	(13,170,654)
Total Stockholders’ Deficit	(774,543)	(667,052)

Total Liabilities and Stockholders’ Deficit	$133,938	$137,942

The accompanying notes are an integral part of the financial statements.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative for
					the period
					May 24, 2007
	Three Months	Three Months	Six Months	Six Months	(inception)
	Ended	Ended	Ended	Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010	2011

Revenues
Revenues, net	$-	$-	$888	$-	$365,917
Total Revenues	-	-	888	-	365,917

Cost of Goods Sold
Product purchases and production costs	2,032	11,477	4,132	11,477	143,225
Shipping and fulfillment costs	-	-	-	-	186,495
Total Cost of Goods Sold	2,032	11,477	4,132	11,477	329,720

Gross Profit (Loss)	(2,032)	(11,477)	(3,244)	(11,477)	36,197

Operating Expenses
Business development	151,480	190,362	229,383	209,450	8,137,590
General and administrative expenses	189,528	19,525	205,497	21,230	605,070
Marketing and sales expense	7,631	68,929	9,832	82,946	2,688,361
Outsource personnel	-	-	-	-	219,168
Professional fees	22,890	63,735	84,824	117,747	953,708
Total Operating Expenses	371,529	342,551	529,536	431,373	12,603,897

Loss Before Other Income (Expense)	(373,561)	(354,028)	(532,780)	(442,850)	(12,567,700)

Other Income (Expense)
Interest income	-	-	-	-	4,857
Interest expense	(913)	(392)	(59,616)	(14,487)	(351,753)
Write off of inventory	-	-	-	-	(85,769)
Extinguishments of debt	-	-	-	-	(695,665)
Impairment of trademark	-	-	-	-	(48,333)
Loss on fair value of derivative liability	-	-	(9,415)	-	(29,326)
Gain on foreign exchange	112	-	3	-	5,739
Loss on extinguishment of debt	-	-	(18,872)	-	(884)
Loss on settlement of debt	-	-	-	-	(22,500)
Total Other Income (Expense)	(801)	(392)	(87,900)	(14,487)	(1,223,634)

Net Loss	$(374,362)	$(354,420)	$(620,680)	$(457,337)	$(13,791,334)

Basic Loss Per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted Average Number Common Shares Outstanding	66,385,789	63,727,861	66,069,702	57,770,475

The accompanying notes are an integral part of the financial statements.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock				Deficit
					Accumulated
			Common		During the	Total
			Stock	Additional	Development	Stockholders’
	Shares	Dollars	Payable	Paid-in Capital	Stage	Deficit

Balance at December 31, 2009	30,687,124	$30,687	$-	$10,721,183	$(11,561,044)	$(809,174)

Stock issued for cash	645,000	645	-	309,355	-	310,000
Stock issued for services	750,000	750	-	96,750	-	97,500
Stock issued for debt conversion	123,000	123	-	9,877	-	10,000
Effect of reverse merger	32,909,308	32,910	4,738	1,073,735	-	1,111,383
Common stock subscription	-	-	19,783	-	-	19,783
Stock based compensation	-	-	-	203,066	-	203,066
Net loss	-	-	-	-	(1,609,610)	(1,609,610)

Balance at December 31, 2010	65,114,432	$65,115	$24,521	$12,413,966	$(13,170,654)	$(667,052)

Stock issued for cash	1,350,000	1,350	(19,783)	133,650	-	115,217
Stock issued for services	150,000	150	6,000	17,850	-	24,000
Stock issued for debt conversion	616,961	617	-	34,383	-	35,000
Extinguishment of derivative liability	-	-	-	94,326	-	94,326
Common stock subscription	-	-	74,500	-	-	74,500
Stock based compensation	-	-	-	170,146	-	170,146
Net loss	-	-	-	-	(620,680)	(620,680)

Balance at June 30, 2011 (unaudited)	67,231,393	$67,232	$85,238	$12,864,321	$(13,791,334)	$(774,543)

The accompanying notes are an integral part of the financial statements

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative for the
	Six Months	Six Months	period May 24, 2007
	Ended	Ended	(inception) through
	June 30,	June 30,	June 30,
	2011	2010	2011

Operating Activities
Net loss	$(620,680)	$(457,337)	$(13,791,334)
Adjustments to reconcile net loss to cash flows provided (used) by operating activities:
Amortization	-	-	50,000
Accretion of debt discount	57,346	-	65,000
Bad debt expense	-	-	906
Forgiveness of debt	-	-	(203,326)
Discount on note payable	-	-	112,000
Loss on change in fair value of derivatives	9,415	-	29,326
Gain on extinguishment of debt	-	-	(17,988)
Write down of inventory	-	-	11,549
Stock issued for services	24,000	-	6,973,77
Stock based compensation	170,146	-	373,212
Loss on conversion of payables	-	-	793,165
Imputed interest on parent note	-	-	68,175
Change in assets and liabilities:
Accounts receivable	-	-	(907)
Inventory	4,708	-	(134,832)
Prepaid expense	-	(353,179)	-
Accounts payable	169,010	5,201	1,209,018
Accounts payable – related parties	38,400	-	269,058
Interest payable	(1,358)	(20,514)	444,159
Cash Flows Used in Operating Activities	(149,013)	(825,829)	(3,749,040)
Investing Activities
Cash received from reverse merger	-	-	511,382
Cash paid for purchase of trademark	-	-	(50,000)
Cash Flows From Investing Activities	-	-	461,382
Financing Activities
Proceeds from sale of common stock	189,717	950,000	1,569,500
Proceeds from debt issuances	-	130,455	2,139,517
Principal payments on debt, net	(40,000)	(152,000)	(410,704)
Payments to cancel shares	-	(40,000)	-
Cash Flows From Financing Activities	149,717	888,455	3,298,313
Net Increase in Cash and Cash Equivalents	704	62,626	10,655
Cash at Beginning of Period	9,951	328	-

Cash at End of Period	$10,655	$62,954	$10,655

Cash Paid for Interest	$22,500	$35,000	$-
Cash Paid for Income Taxes	$-	$-	$-

Non Cash Transactions
Notes Converted	$35,000	$600,000	$1,725,487
Extinguishment of Debt – Derivative Liability	$94,326	$-	$104,326
Accounts Payable Converted	$-	$-	$7,118,275
Accrued Liabilities Converted	$-	$-	$375,548

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

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements. The results of operations for the period ended June 30, 2011 is not necessarily indicative of the operating results for the full year.

Accounting Method

The Company maintains its financial statements on the accrual basis of accounting and conforms to generally accepted accounting principles in the United States.

Cash and Cash Equivalents

Cash includes currency on hand and demand deposits with banks and other financial institutions. Cash equivalents are comprised of certain highly liquid investments with original maturities of less than three months. No such investments existed at June 30, 2011 and December 31, 2010.

Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the amount the Company expects to collect on balances outstanding at year-end. The allowances for doubtful accounts at June 30, 2011 and December 31, 2010 were $4,907 and $6,701, respectively.

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

Inventories

Inventories are valued at the lower of cost or market and consist solely of finished goods using the first in, first out (FIFO) method. The requirements for any provisions of estimated losses for obsolete, excess, or slow-moving inventories are reviewed periodically. Management has determined that no allowance for obsolete or excess inventory is necessary at June 30, 2011 and December 31, 2010

Accounting for Derivative Instrument

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

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2011 and December 31, 2010:

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

On March 31, 2010, the Company issued 1,000,000 shares of common stock, at the conversion price of $0.50 per share, in connection with the settlement of $500,000 in debt owing to Venturex Global Investment Corp.

On March 31, 2010, the Company paid $40,000 to two former directors and officers of the Company in connection with the cancellation of 101,080,000 restricted shares of the Company’s common stock (Note 7).

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

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

2.	Shareholders’ Equity (continued)

On January 24, 2011, the Company issued 245,902 shares of common stock, at the conversion price of $0.06 per share, in connection with the conversion of $15,000 in convertible promissory notes (Note 4).

On March 14, 2011, the Company issued 150,000 shares of common stock for services with a fair value of $24,000.

On April 13, 2011, the Company issued 1,350,000 units at a price of $0.10 per unit for gross proceeds of $135,000, of which $19,738 was previously recorded in common stock payable. Each unit consisted of one share of the Company’s common stock and one share purchase warrant, with each warrant entitling the holder thereof to purchase one share of the Company’s common stock at the exercise price of $0.15 per share until April 13, 2013. The relative fair market value of the warrants is $84,111.

In April and May 2011, the Company received funds of $74,500 for the purchase of 745,000 units by two investors at a price of $0.10 per unit. As of period end, the shares were not issued thus the amount was recorded in common stock payable.

3.	Related Party Transactions

During the six months ended June 30, 2011, Complete Advantage, a private company owned by the Chief Executive Officer and an employee of the Company, paid business expenses on behalf of Company in the amount of $52,666 and was reimbursed $34,000. As of June 30, 2011, the Company is indebted to Complete Advantage and an employee of the Company for $269,058 (December 31, 2010 - $230,658), which is included in Accounts Payable- Related Party. No interest is imputed as this amount relates to operating activity.

During 2010, the Chief Executive Officer of the Company advanced the Company $25,021 and there is no stated interest rate, which is payable on demand. Imputed interest is immaterial. During the six months ended June 30, 2011, the Company repaid $10,000 to the Chief Executive Officer of the Company.

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

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

During the six months ended June 30, 2011, the lender elected to convert $35,000 of the note into 616,960 common shares of the Company, at which time the fair value of the derivative liability on the amount was $53,580. On February 3, 2011, the Company repaid the remaining balance of the note of $30,000 plus an early repayment penalty of $22,500. During the six months ended June 30, 2011, the Company recorded accretion of the discount of $57,346 and a charge to additional paid in capital of $94,326 for the removal of the derivative liability as the note is paid off. The Company also recorded a loss on change in fair value of the derivative of $9,415.

As at June 30, 2011 and December 31, 2010, the carrying values of the convertible note and accrued interest payable thereon were $nil and $7,654, respectively

Debt consists of the following:

	June 30,	December 31,
	2011	2010

Callable secured convertible note in the principal amount of $75,000 with 8% interest rate, 22% interest rate upon default and a maturity date of October 11, 2011	$-	$65,000
Related party demand notes, various terms	25,021	35,020

Total	25,021	100,020
Less amount due within one year	(25,021)	(100,020)
Long-term debt	$-	$-
Maturities of long-term debt for the twelve months ending December 31,
2011	25,021	100,020
2012	-	-
2013	-	-
2014	-	-
2015	-	-
Total	$25,021	$100,020

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

5.	Derivatives

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

	June 30,	December 31,
	2011	2010

Beginning balance	$84,911	$-
Bifurcated Amount	-	75,000
Change in Derivative Liability	9,415	19,911
Change in Derivative Liability - Conversion	(94,326)	-
Total	$-	$84,911

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

During the six months ended June 30, 2011, the Company recorded a loss on derivatives of $9,415 and the removal of derivative liability of $94,326, which is included in additional paid-in capital, as a result of the full repayment of the principal.

6.	Going Concern

For the six months ended June 30, 2011, the Company incurred net losses of $620,680 and has incurred cumulative losses of $13,791,334 since inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

On April 15, 2010, the Company entered into a consulting agreement with a vendor to create and package drinks in several flavours in consideration for a fixed fee of $5,000 for the first three formulas and a negotiated price for each additional formulation. As at June 30, 2011, the Company held $123,283 (December 31, 2010 - $127,991) in product and packaging from the vendor.

9.	Stock Options

On May 27, 2011, the Company issued 760,000 options to directors, officers, consultants and employees to acquire 760,000 common shares at $0.16 per share exercisable until May 27, 2012. The options vested immediately upon the grant date.

The following table summarizes the continuity of the Company’s stock options:

			Weighted-Average
	Number	Weighted	Remaining
	of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term (years)	Value
Outstanding: December 31, 2010	530,000	$0.13
Granted	760,000	0.16
Expired	–	–
Outstanding: June 30, 2011	1,290,000	$0.15	2.40	$–
Exercisable: June 30, 2011	1,290,000	$0.15	2.40	$–

Additional information regarding stock options as at June 30, 2011, is as follows:

Number of Stock Options	Exercise Price	Expiry Date
760,000	$ 0.16	May 27, 2012
530,000	$ 0.13	November 15, 2015
1,290,000

KORE NUTRITION INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

10.	Share Purchase Warrants

On April 13, 2011, the Company issued 1,350,000 units at a price of $0.10 per unit for gross proceeds of $135,000 of which $19,738 was included in common stock at December 31, 2010. Each unit consisted of one share of the Company’s common stock and one share purchase warrant, with each warrant entitling the holder thereof to purchase one share of the Company’s common stock at the exercise price of $0.15 per share until April 13, 2013. The relative fair market value of the warrants is $84,111.

On May 27, 2011, the Company issued 2,075,000 warrants to consultants to acquire 2,075,000 common shares at $0.16 per share exercisable until May 27, 2012. The options vested immediately upon the grant date.

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted Average
	Number	Exercise Price
Balance December 31, 2010	3,425,000	$0.60
Issued	3,425,000	0.15
Expired	–	–
Balance June 30, 2011	6,850,000	$0.41

Additional information regarding warrants as at June 30, 2011, is as follows:

Number of Warrants	Exercise Price	Expiry Date
1,280,000	$ 0.60	March 12, 2012
520,000	$ 0.60	June 7, 2012
1,625,000	$ 0.13	November 9, 2015
1,350,000	$ 0.15	April 13, 2013
2,075,000	$ 0.16	May 27, 2012
6,850,000

11.	Commitments

On June 1, 2007, the Company entered into an agreement to acquire the All N Trademark, as registered for use in conjunction with clothing and energy drinks, in consideration for $50,000 upon execution of the agreement. The Company also agreed to pay a royalty of 1% on all gross sales of the trademarked energy drinks, clothing and related products sold by the Company until a total amount of $175,000 has been reached. Subsequent to the period end, the Company and the assignor agreed to increase the royalty to 2% (Note 12). During the period from June 1, 2007 to June 30, 2011, the Company has paid royalties of $3,372. As at June 30, 2011, the Company owes $nil (December 31, 2010 - $676) which is included in accounts payable.

12.	Subsequent Event

On July 1, 2011, the Company entered into a Release, Settlement Agreement and Contract Modification (the “Agreement”) in connection with the agreement to acquire the All N Trademark originally entered into on June 1, 2007 (Note 11). Pursuant to the Agreement, the Company agreed to issue 220,000 shares of common stock for the dismissal of litigation from the assignor. In addition, the Company agreed to increase the royalty from 1% to 2% on all gross sales of the trademarked energy drinks, clothing and related products sold by the Company until a total amount of $175,000 has been reached.

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

  Our dependence on manufactures and distributors to produce our products,

  Changes to regulatory requirements relating to non-alcoholic beverages,

  Our ability to comply with existing regulatory requirements relating to non-alcoholic beverages,

  A decline in the popularity of energy drinks, bottle water, or poker , and

  The risks in the section of this quarterly report entitled “Risk Factors”,

any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this quarterly report, the terms “we”, “us” “our” and “Kore” mean Kore Nutrition Incorporated and our wholly-owned subsidiary, Go All In, Inc. (“All In”). Unless otherwise stated, “$” refers to United States dollars.

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

Our operating results for the three and six month periods ended June 30, 2011 and June 30, 2010 are summarized as follows:

	Three Month Period Ended June 30, 2011 ($)	Three Month Period Ended June 30, 2010 ($)	Six Month Period Ended June 30, 2011 ($)	Six Month Period Ended June 30, 2010 ($)
Revenue	-	-	888	-
Cost of goods sold	2,032	11,477	4,132	11,477
Operating Expenses	371,529	342,551	529,535	431,373
Other Income (Expenses)	(801)	(392)	(87,900)	(14,949)
Net Loss	(374,362)	(354,420)	(620,680)	(457,337)

Revenue

We generated no revenues in the three month period ended June 30, 2011 and no revenues for the three month period ended June 30, 2010. We generated $888 revenues in the six month period ended June 30, 2011 and no revenues for the six month period ended June 30, 2010. We have generated minimal revenue to date because we have been focused primarily on the production, marketing and development of our products.

Cost of Goods Sold

Cost of goods sold is comprised of product purchases and production costs. Product purchases and production costs were $2,032 during the three month ended June 30, 2011 compared to $11,477 during the three month ended June 30, 2010. Product purchases and production costs were $4,132 during the six month ended June 30, 2011 compared to $11,477 during the six month ended June 30, 2010.

Expenses

Some of our primary operating expenses for the three and six month periods ended June 30, 2011 and June 30, 2010 are summarized as follows:

	Three Month Period Ended June 30, 2011 ($)	Three Month Period Ended June 30, 2010 ($)	Six Month Period Ended June 30, 2011 ($)	Six Month Period Ended June 30, 2010 ($)
Business development	151,480	190,362	229,383	209,450
General and administrative expenses	189,528	19,525	205,497	21,230
Marketing and sales expense	7,631	68,929	9,832	82,946
Professional fees	22,890	63,735	84,824	117,747
Total Operating Expenses	371,529	342,551	529,535	431,373

Our operating expenses in three month period ended June 30, 2011 totaled $371,529 as compared to $342,551 in the three month period ended June 30, 2010. This increase was due to our commencing production of our beverage products. We incurred marketing and sales expenses of $7,631 and business development expenses of $151,480 in the three months ended June 30, 2011 in connection with raising brand awareness in connection with the launch of our products.

Our operating expenses in six month period ended June 30, 2011 totaled $529,535 as compared to $431,373 in the six month period ended June 30, 2010. This increase was due to our commencing production of our beverage products. We incurred marketing and sales expenses of $9,832 and business development expenses of $229,383 in the six months ended June 30, 2011 in connection with raising brand awareness in connection with the launch of our products.

Liquidity and Capital Resources

Working Capital

Our working capital results as at June 30, 2011 and December 31, 2010 are summarized as follows:

	As at June 30, 2011 ($)	As at December 31, 2010 ($)
Current assets	133,938	137,942
Current liabilities	908,481	804,994
Working capital (deficiency)	(774,543)	(667,052)

Current Assets

The decrease in our current assets was due to a decrease in inventory from $127,991 as at December 31, 2010 to $123,283 as at June 30, 2011 as a result of samples being sent out to various potential customers.

Current Liabilities

The increase in our current liabilities was due to an increase in accounts payable from $395,431 as at December 31, 2010 to $559,532 as at June 30, 2011 as a result of existing vendors and management consulting fees as well as ongoing expenses incurred.

Cash Flow

Our cash flow for the six month periods ended June 30, 2011 and June 30, 2010 is summarized as follows:

	Six Month Period Ended June 30, 2011 ($)	Six Month Period Ended June 30, 2010 ($)
Cash used in Operating Activities	(149,013)	(825,829)
Cash provided by Investing Activities	-	-
Cash provided by Financing Activities	149,717	888,455
Net increase (decrease) in cash and cash equivalents	704	62,626

Cash Flow Used in Operating Activities

The decrease in cash used in operating activities during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was related to a greater increase in accounts payable and accounts payable to related parties during the six months ended June 30, 2011 over 2010, combined with a large prepayment of expenses during the six months ended June 30, 2010.

Cash Flow Provided by Investing Activities

No cash was provided by investing activities in the six months ended June 30, 2011 or 2010.

Cash Flow Provided by Financing Activities

The decrease in cash flow provided by financing activities was primarily related to an decrease in proceeds from sale of common stock of $189,717 in the six months ended June 30, 2011 as compared to $950,000 in the six months ended June 30, 2010.

On April 13, 2011, we closed a private placement consisting of the issuance of 1,350,000 units at a purchase price of $0.10 per unit for aggregate gross proceeds of $135,000 to one subscriber. Each unit consisted of one common share in the capital of our company and one common share purchase warrant, with each warrant exercisable into an additional common share at a price of $0.15 per share at any time until April 13, 2013.

Future Financing

As at June 30, 2011, we had a cumulative deficit of $13,791,334 and expect to incur further losses during the remainder of our fiscal year ending December 31, 2011. We do not anticipate generating positive internal operating cash flow until we can generate substantial revenues from the commercial sale of our drink products. We intend to raise the majority of our cash requirements for the next 12 months through equity financings.

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

Going Concern

As at June 30, 2011, we had incurred a net loss of $13,791,334 since our inception. In their report on the annual financial statements for the year ended December 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who is our principal executive officer and principal financial officer, concluded that, as of the end of the three-month period ended June 30, 2011, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. The conclusion reached by our Chief Executive Officer and Chief Financial Officer was a result of the continued material weaknesses described below and previously reported in our Form 10-K for the year ended December 31, 2010.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses:

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

We are authorized to issue up to 150,000,000 shares of common stock, of which, as of August <>, 2011, <> shares are issued and outstanding and 50,000,000 shares of preferred stock, of which none are issued and outstanding. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our shareholders. Consequently, the shareholders may experience more dilution in their ownership of our stock in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 13, 2011, we closed a private placement consisting of the issuance of 1,350,000 units at a purchase price of $0.10 per unit for aggregate gross proceeds of $135,000, of which $19,738 was included in common stock payable at December 31, 2010. Each unit consisted of one common share in the capital of our company and one common share purchase warrant, with each warrant exercisable into an additional common share at a price of $0.15 per share at any time until April 13, 2013. We issued the 1,350,000 units to one person who represented that it is not a US person (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction pursuant to Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

In April 2011, we received a subscription agreement and proceeds for 395,000 units at a price of $0.10 per unit for gross proceeds of $39,500, with each unit to consist of one common share in the capital of our company and one common share purchase warrant, and with each warrant exercisable into an additional common share at a price of $0.15 per share for two years. We accepted this subscription on August 12, 2011 and issued the 350,000 units to one US person who is an accredited investor (as that term is defined in Rule 501 of Regulation D of the Securities Act of 1933, as amended), and in issuing these securities, we relied on the registration exemption provided for in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. As the units were not issued as of June 30, 2011, the investment amount of $39,500 was included in common stock payable.

On May 27, 2011, we granted 2,835,000 options to directors, officers, consultants and employees, 2,075,000 of which were classified as warrants for accounting purposes, to acquire 2,835,000 common shares at $0.16 per share until May 27, 2012. The options vested immediately upon the grant date.

On May 27, 2011, we received a subscription agreement for 350,000 units at a price of $0.10 per unit for gross proceeds of $35,000, with each unit to consist of one common share in the capital of our company and one common share purchase warrant, with each warrant exercisable into an additional common share at a price of $0.15 per share for two years. We issued the 350,000 units to one US person who is an accredited investor (as that term is defined in Rule 501 of Regulation D of the Securities Act of 1933, as amended), and in issuing these securities, we relied on the registration exemption provided for in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. As of June 30, 2011, we had not issued the shares, therefore the investment amount of $35,000 was included in common stock payable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

On June 1, 2007, we entered into an agreement to acquire the All N Trademark, as registered for use in conjunction with clothing and energy drinks, in consideration for $50,000 upon execution of the agreement. We also agreed to pay a royalty of 1% on all gross sales of the trademarked energy drinks, clothing and related products we sold until a total amount of $175,000 has been reached. On July 1, 2011, we entered into a Release, Settlement Agreement and Contract Modification in connection with the agreement to acquire the All N Trademark originally entered into on June 1, 2007. Pursuant to this agreement, we have agreed to issue 220,000 shares of common stock for the dismissal of litigation from the assignor. As of the date of this Form 10-Q, these shares have not been issued. In addition, we agreed to increase the royalty from 1% to 2% on all gross sales of the trademarked energy drinks, clothing and related products we sell until a total amount of $175,000 has been reached.

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

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KORE NUTRITION INCORPORATED

/s/ Jeffrey Todd
Signature: Jeffrey Todd
Title: Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)
Dated: August 15, 2011